Form 10QSB
period 2002-05-31
BI-OPTIC VENTURES INC
filed 2002-08-28
CIK 1168960

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

         SECURITIES ACT OF 1934

         For the quarterly period ended  MAY 31, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)

         OF THE SECURITIES ACT OF 1934

         For the transition period from ________ to ________

                        Commission file number: 0-49685

                            BI-OPTIC VENTURES INC.

                (Name of small business issuer in its charter)

    British Columbia, Canada                                      N/A

(State or other Jurisdiction of                        (IRS Employer ID Number)

Incorporation/Organization)

  1030 West Georgia Street #707, Vancouver, British Columbia, Canada  V6E 2Y3

                   (Address of principal executive offices)

                    Issuer's Telephone Number: 604-689-2646

Securities to be registered pursuant to Section 12(b) of the Act:   None

Securities to be registered pursuant to Section 12(g) of the Act:

                       Common Shares without par value.

                               (Title of Class)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 15,2002:  4,214,235 Common Shares without par value.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]


                                    PART 1

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            BI-OPTIC VENTURES INC.

                             FINANCIAL STATEMENTS

                                 MAY 31, 2002

                        (PREPARED IN CANADIAN DOLLARS)

REVIEW ENGAGEMENT REPORT

BALANCE SHEET

STATEMENT OF OPERATIONS AND DEFICIT

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS


J. A. MINNI & ASSOCIATES INC.                  SUITE 1104-750 WEST PENDER STREET

CERTIFIED GENERAL ACCOUNTANT                        VANCOUVER,  BRITISH COLUMBIA

                                                                  CANADA V6C 2T8

Jerry A. Minni, C.G.A. *                               TELEPHONE:  (604)683-0343

Geoffrey S. V. Pang, C.G.A., FCCA **                         FAX:  (604)683-4499

*  Incorporated Professional

** Associate

                             REVIEW ENGAGEMENT REPORT

THE SHAREHOLDERS,

BI-OPTIC VENTURES INC.

I have reviewed the balance sheet of BI-OPTIC VENTURES  INC. as at MAY 31, 2002 and  the statements of operations, deficit and cash flows  for  the  period  of

three  months  ended  May  31,  2002.   My  review  was made in accordance with

Canadian  generally accepted standards for review engagements  and  accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to me by the Company.

A review does  not  constitute  an  audit  and consequently I do not express an audit opinion on these financial statements.

Based on my review, nothing has come to my attention  that causes me to believe that  these  financial  statements  are  not,  in  all  material  respects,  in accordance with Canadian generally accepted accounting principles.

                                         /s/ J.A. Minni & Associates Inc.

                                        "J.A. Minni & Associates Inc."

                                        CERTIFIED GENERAL ACCOUNTANT

VANCOUVER, BC

AUGUST 21, 2002


                            BI-OPTIC VENTURES INC.

                       BALANCE SHEET AS AT MAY 31, 2002

                                  (UNAUDITED)

                                                     May 31,      Feb. 28,

                                                      2002          2002

                                                  ------------  ------------

                                    ASSETS

CURRENT

    Cash                                          $       -     $     4,196

    GST recoverable                                     1,463         3,402

    Due by related parties (Note 4)                     1,500         1,500

    Prepaid expenses and deposits                         -           5,000

                                                  ------------  ------------

                                                        2,963        14,098

                                                  ------------  ------------

CAPITAL ASSETS, at cost net of accumulated

    amortization of $5,388 (2002 - $5,148)              4,112         4,352

                                                  ------------  ------------

                                                  $     7,075   $    18,450

                                                  ============  ============

                                  LIABILITIES

CURRENT

    Excess of cheques written over funds on

       deposits                                   $        54   $       -

    Accounts payable and accrued liabilities           58,657        58,908

                                                  ------------  ------------

                                                       58,711        58,908

                                                  ------------  ------------

LOANS FROM AND AMOUNTS DUE TO

RELATED PARTIES (Note 4)                               35,140        20,340

                                                  ------------  ------------

                                                       93,851        79,248

                                                  ------------  ------------

                             SHAREHOLDERS' EQUITY

SHARE CAPITAL (Note 3)                              2,599,192     2,599,192

DEFICIT                                            (2,685,968)   (2,659,990)

                                                      (86,776)      (60,798)

                                                  ------------  ------------

                                                  $     7,075   $    18,450

                                                  ============  ============

APPROVED BY THE DIRECTORS:

/s/"Sonny Chew"

/s/"Harry Chew"

The accompanying notes are an integral part of the financial statements.


                            BI-OPTIC VENTURES INC.

                      STATEMENT OF OPERATIONS AND DEFICIT

                 FOR THE THREE MONTH PERIOD ENDED MAY 31, 2002

                                  (UNAUDITED)

                                                    3 months ended May 31,

                                                  --------------------------

                                                      2002          2001

                                                  ------------  ------------

REVENUE

                                                  $       -     $       -

                                                  ------------  ------------

EXPENSES

  Amortization                                            240           304

  Bank charges and interest                                76           138

  Consulting                                            4,034           -

  Management fees                                       7,500        15,000

  Office and miscellaneous                                544           251

  Professional fees                                     3,800         9,807

  Rent                                                  7,500         6,000

  Shareholder information and public relation             303         1,351

  Transfer agent and regulatory fees                      912         3,221

  Travel and promotion                                  1,069           167

                                                  ------------  ------------

                                                       25,978        36,239

                                                  ------------  ------------

NET LOSS FOR THE PERIOD                               (25,978)      (36,239)

DEFICIT, BEGINNING OF PERIOD                       (2,659,990)   (2,158,559)

                                                  ------------  ------------

DEFICIT, END OF PERIOD                            $(2,685,968)  $(2,194,798)

                                                  ============  ============

LOSS PER SHARE                                    $    (0.007)  $    (0.020)

                                                  ============  ============

   The accompanying notes are an integral part of the financial statements.


                            BI-OPTIC VENTURES INC.

                            STATEMENT OF CASH FLOWS

                FOR THE THREE MONTH PERIOD ENDED MAY 31, 2002

                                  (UNAUDITED)

                                                    3 months ended May 31,

                                                  --------------------------

                                                      2002          2001

                                                  ------------  ------------

OPERATING ACTIVITIES

  Net loss for the period                         $   (25,978)  $   (36,239)

  Items not involving cash:

    Amortization                                          240           304

  Cash provided (used) by net changes in

        non-cash working capital items                  6,688         5,473

                                                  ------------  ------------

                                                      (19,050)      (30,462)

                                                  ------------  ------------

FINANCING ACTIVITIES

  Due to and loans from related parties                14,800        31,120

  Excess of cheques written over funds on deposit          54          (658)

                                                  ------------  ------------

                                                       14,854        30,462

                                                  ------------  ------------

DECREASE IN CASH                                       (4,196)          -

CASH, BEGINNING OF PERIOD                               4,196           -

                                                  ------------  ------------

CASH, END OF PERIOD                               $       -     $       -

                                                  ============  ============

   The accompanying notes are an integral part of the financial statements.


                            BI-OPTIC VENTURES INC.

                         NOTES TO FINANCIAL STATEMENTS

                 FOR THE THREE MONTH PERIOD ENDED MAY 31, 2002

                                  (UNAUDITED)

1.   NATURE AND CONTINUANCE OF BUSINESS

     The Company was previously in the mining business, operating  as  a junior mining company.  On April 6, 2001, the Company changed its name from Royal

     Rock  Ventures  Inc.  to Bi-Optic Ventures Inc.  The Company is evaluating other business interests and projects.  The financial statements have been prepared on the basis of  accounting  principles  applicable  to  a  going concern,  which  assumes that the Company will continue its operations and will be able to realize  its  assets  and discharge its liabilities in the normal course of business.  The ability  of  the  Company to continue as a going  concern  is  dependent  upon,  among  other things,  the  continued

     financial support of the related parties and its  ability  to  obtain  the necessary  financing  for working capital, and ultimately upon its ability to generate future profitable operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)    Amortization

           Capital assets are  recorded  at  cost  and are amortized over their estimated useful lives at 20% - 30% declining  basis.  Further, only one-half  the  amortization is taken on assets acquired  during  the year.

     b)    Financial Instruments

           The company's financial  instruments  consist primarily of cash, GST recoverable, accounts receivable, prepaid  expenses,  amounts due by related  parties  and  accounts payable, and have their fair  market values approximating their carrying values.

     a)    Loss Per Share

           Loss per share has been  calculated  based  on  the weighted average

           number  of shares outstanding during the period.   Diluted  earnings

           per share  considers  the  dilutive  impact  of  the  conversion  of outstanding stock options and warrants as if the events had occurred at the beginning of the period.

     d)    Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and  assumptions  that  affect  the  reported  amounts of assets and liabilities and disclosure of contingent assets  and  liabilities at the  date  of  the financial statements and the reported amounts  of revenues and expenses  during  the reporting period.  Actual results could differ from those estimates.


                            BI-OPTIC VENTURES INC.

                         NOTES TO FINANCIAL STATEMENTS

                 FOR THE THREE MONTH PERIOD ENDED MAY 31, 2002

                                  (UNAUDITED)

3.   SHARE CAPITAL

     a)    Authorized

           100,000,000 Common shares without par value.

     b)    Issued and fully paid

                                                         Number of

                                                           shares       Amount

                                                        ------------  ------------

           Balance, February 28, 2001                     1,770,382   $ 2,359,929

           Issued pursuant to debt settlement               993,853       119,263

           Issued pursuant to private placement           1,200,000       120,000

                                                        ------------  ------------

           Balance, February 28, 2002 and May 31, 2002    3,964,235   $ 2,599,192

                                                        ============  ============

     a)    Shares held in Escrow

           As at May 31, 2002, there were no shares held in escrow (Feb. 28,

           2002-Nil).

     d)    Share Purchase Warrants

           Pursuant to the private placement  of  1,200,000  common  shares  at

           $0.10  per share, 1,200,000 non-transferable share purchase warrants were issued  which  entitle the holders to purchase 1,200,000 shares at $0.10 per share for a two year period to January 3, 2004.

     e)    Stock Options

           There were no stock options outstanding as at May 31, 2002, (Feb.

           28, 2002-Nil).

4.   RELATED PARTY TRANSACTIONS

     a)    During the period the Company paid management fees of $7,500 (2001 -

           $15,000), rent,  accounting  and  professional  services  of  $9,500

           (2001 - $6,500) to companies controlled by directors.

     b)    The  amount  due  to and loans from related parties are non-interest bearing, unsecured,  and  are  repayable  after March 31, 2003.  The amount  due by related parties of $1,500 is  non  interest  bearing,

           unsecured, and repayable on demand.


                            BI-OPTIC VENTURES INC.

                         NOTES TO FINANCIAL STATEMENTS

                 FOR THE THREE MONTH PERIOD ENDED MAY 31, 2002

                                  (UNAUDITED)

5.   SUBSEQUENT EVENTS

     Subsequent to May 31, 2002, 250,000 share purchase warrants were exercised to net the Company $25,000.

6.   DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND

     THE UNITED STATES

     The Company follows  Canadian  generally  accepted  accounting  principles which  are different in some respects from those applicable in the  United

     States as follows:

     (a)   Loss Per Share

           FASB  128  requires that the Company report basic loss per share, as well as diluted  loss per share.  Under US GAAP basic loss per share is calculated by dividing  loss  over the weighted average number of

           common shares outstanding during the  year.   The  weighted  average

           number  of common shares outstanding excludes any shares that remain in escrow,  but  may  be  earned  out  based  on the Company meeting certain performance criteria.  Under Canadian GAAP  the  calculation of  basic loss per share is similar except that escrowed shares  are included  in  determining  the  weighted  average  number  of shares outstanding.  Diluted loss per share reflects the potential dilution that  could  occur  if securities or other contracts to issue common stock were exercised.

           There were no outstanding stock options and shares held under escrow at May 31, 2002, February 28, 2002 and May 31, 2001.

                                             May 31,      Feb 28,      May 31,

                                              2002         2002         2001

                                          -----------  -----------  -----------

           Weighted average number of

           shares outstanding:

             Per Canadian GAAP             3,964,235    2,535,958    1,770,382

             Per US GAAP                   3,964,235    2,535,958    1,770,382

           Net loss per US GAAP           $  (25,978)  $ (452,013)  $  (36,239)

                                          ===========  ===========  ===========

           Net loss per Canadian GAAP     $  (25,978)  $ (452,013)  $  (36,239)

                                          ===========  ===========  ===========

           Loss per share per Canadian

             and US GAAP (basic)          $   (0.007)  $    (0.18)  $    (0.02)

                                          ===========  ===========  ===========

           Loss per share per Canadian

             and US GAAP (diluted)        $   (0.005)  $    (0.12)  $    (0.02)

                                          ===========  ===========  ===========


                            BI-OPTIC VENTURES INC.

                         NOTES TO FINANCIAL STATEMENTS

                 FOR THE THREE MONTH PERIOD ENDED MAY 31, 2002

                                  (UNAUDITED)

6.   DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND

     THE UNITED STATES - continued

       b)  Impairment Losses

           Statement of Financial  Accounting Standards No. 121 (the statement)

           requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount

           of an asset may not be recoverable.   In  performing  the review for

           recoverability,  the  Company  should  estimate  future  cash  flows

           expected to result from the asset and its eventual disposition.   If

           the  sum of the expected future undiscounted cash flows is less than the carrying  amount of the asset, an impairment loss is recognized.

           Impairment losses  resulting  from  the application of the statement should be reported in the period in which  the  recognition criteria are met.  The Company's long lived assets are capital assets.

     c)    Stock Options

           The  Company  follows  APB 25 for options granted to  employees  and directors.  For employees  and  directors,  compensation  expense is recognized  under  the  intrinsic  value method.  Under this method,

           compensation cost is the excess, if  any, of the quoted market price

           at grant date over the exercise price.   Such  expense  is reflected

           over the service period; if for prior services, expensed  at date of

           grant; if for future services, expensed over vesting period.   There

           were  no  stock  options  granted or outstanding at May 31, 2002 and

           2001, and at  February 28, 2002.

           The impact of the foregoing on the financial statements is as follows:

                                                              May 31,       Feb 28,

            Balance Sheets                                     2002          2002

                                                           ------------  ------------

            Total assets per Canadian and US GAAP          $     7,075   $    18,450

                                                           ============  ============

            Total liabilities per Canadian and US GAAP     $    93,851   $    79,248

                                                           ============  ============

            Deficit, end of year per Canadian and US GAAP  $(2,685,968)  $(2,659,990)

                                                           ============  ============

            Share capital per Canadian and US GAAP            2,599,192    2,599,192

                                                           ============  ============

            Total shareholders' equity per Canadian and

               US GAAP                                     $   (86,776)  $   (60,798)

                                                           ============  ============


                            BI-OPTIC VENTURES INC.

                         NOTES TO FINANCIAL STATEMENTS

                 FOR THE THREE MONTH PERIOD ENDED MAY 31, 2002

                                  (UNAUDITED)

     c)    Stock Options - continued

                                                        May 31,      May 31,

           Statements of Deficit                         2002         2001

                                                      -----------  -----------

           Net loss per Canadian and US GAAP          $  (25,978)  $  (36,239)

                                                      ===========  ===========

                                                        May 31,   May 31,

           Statements of cash flows                      2002      2001

                                                      -----------  -----------

           Cash flows from operating activities per

            Canadian and US GAAP                      $  (19,050)  $  (30,462)

           Cash flows from financing activities per

            Canadian and US GAAP                          14,854      (30,462)

                                                      -----------  -----------

           Decrease in cash per Canadian

            and US GAAP                               $   (4,196)  $      -

                                                      ===========  ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

        OF OPERATIONS

The  following  information  contains  certain  forward-looking statements that anticipate  future trends or events.  These statements  are  based  on  certain assumptions that  may  prove  to  be erroneous and are subject to certain risks including  but  not  limited  to the risks  of  increased  competition  in  the

Company's industry and other risks  detailed  in  the  Company's Securities and

Exchange Commission filings.  Accordingly, actual results  may differ, possibly materially, from the predictions contained herein.

Results of Operations

The  Company has been designated as inactive by the TSX Venture  Exchange.  The

Company  is  required  to submit a reactivation plan to meet Tier 2 maintenance requirements by 9/30/2002.

Management is currently  working  on  a  reactivation  plan for the Company for submission to the TSX Venture Exchange for approval.  The Company is evaluating and performing due diligence on various projects for a possible  acquisition or on a joint-venture basis; but none are yet probable.

Operating  Expenses for the Three Months Ended 5/31/2002 were $26,980  compared to $36,243 in  the  same  period  last  year;  the  decrease of $10,261 relates

primarily  to  the Company reduction in legal and management  fees.   Rent  and

administrative fees  were  $7,500,  an  increase of $1,500 from the same period last year.  Consulting fees were $4,034 compared  with $nil for the same period last  year.  Management fees were $7,500 compared with  $15,000  for  the  same period last year.  Net Loss for was ($25,980).  Loss Per Share was ($0.01).

Liquidity and Capital Resources

Working Capital deficit was ($90,880) at 5/31/2002.

Cash  used  in  Three  Months  Ended  5/31/2002  Operating  Activities  totaled

($19,050),  including  the  ($25,978)  Net Loss; the only significant adjusting

item  was a $6,688 change in non-cash working  capital  items.   Cash  used  in

Investing  Activities  was  $nil.   Cash  provided  by Financing Activities was

$14,800, including the $35,140 "due from companies under  common  control"  and

($20,340) in "loans from and amount due to related parties".


                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                No Disclosure Necessary.

ITEM 2.  CHANGES IN SECURITIES

                 a.  No Disclosure Necessary.

                 b.  No Disclosure Necessary.

                 c.  No Disclosure Necessary.

                 d.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No Disclosure Necessary

ITEM 5.  OTHER INFORMATION

                No Disclosure Necessary

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                No Disclosure Necessary

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Bi-Optic Ventures Inc.

                                  Registrant

Date: August 26, 2002                    /s/Harry Chew                    .

                                         Harry Chew, President/Director
