Form 10QSB
period 2002-08-31
BI-OPTIC VENTURES INC
filed 2002-10-24
CIK 1168960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  August 31, 2002

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-49685

Bi-Optic Ventures Inc.

(Name of small business issuer in its charter)

  British Columbia, Canada                                       N/A

  -------------------------------------------            ---------------

  (Jurisdiction of Incorporation/Organization)           (IRS Tax ID No.)

1030 West Georgia Street #707, Vancouver, British Columbia, Canada  V6E 2Y3

---------------------------------------------------------------

(Address of principal executive offices)

Issuer’s Telephone Number: 604-689-2646

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Shares without par value.

(Title of Class)

Indicate the number of shares outstanding of each of the issuer's classes of common stock,as of 10/15/2002:   4,214,235 Common Shares w/o par value

Transitional Small Business Disclosure Format (Check one):Yes [ ] No [X]

PART 1

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC.

FINANCIAL STATEMENTS

AUGUST 31, 2002

(Prepared in Canadian Dollars)

REVIEW ENGAGEMENT REPORT

BALANCE SHEET

STATEMENT OF OPERATIONS AND DEFICIT

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

J. A. MINNI & ASSOCIATES INC.                  SUITE 1104-750 WEST PENDER STREET

CERTIFIED GENERAL ACCOUNTANT                        VANCOUVER, BRITISH COLUMBIA

                                                                CANADA  V6C 2T8

Jerry A. Minni, C.G.A. *

Geoffrey S. V. Pang, C.G.A., FCCA **

TELEPHONE:  604-683-0343

FAX:  604-683-4499

*   Incorporated Professional

** Associate

REVIEW ENGAGEMENT REPORT

The Shareholders,

Bi-Optic Ventures Inc.

I have reviewed the balance sheet of BI-OPTIC VENTURES INC. as at August 31, 2002 and the statements of operations, deficit and cash flows for the period of six months ended August 31, 2002.  My review was made in accordance with Canadian generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to me by the Company.

A review does not constitute an audit and consequently I do not express an audit opinion on these financial statements.

Based on my review, nothing has come to my attention that causes me to believe that these financial statements are not, in all material respects, in accordance with Canadian generally accepted accounting principles.

                                         /s/  “J.A. Minni & Associates Inc.”

                                               CERTIFIED GENERAL ACCOUNTANT

Vancouver, BC

October 15, 2002

BI-OPTIC VENTURES INC.

BALANCE SHEET AS AT AUGUST 31, 2002

(UNAUDITED)

ASSETS

                                                August 31st   February 28th

                                                   2002           2002

                                               -------------  -------------

CURRENT

    Cash                                       $          0   $      4,196

    GST recoverable                                   1,861          3,402

    Due by related parties (Note 4)                   1,500          1,500

    Prepaid expenses and deposits                         0          5,000

                                               -------------  -------------

                                                      3,361         14,098

CAPITAL ASSETS, at cost net of accumulated

    amortization of $5,614 (2002 - $5,148)            3,886          4,352

                                               -------------  -------------

                                               $      7,247   $     18,450

                                               =============  =============

LIABILITIES

CURRENT

    Excess of cheques written over funds

      on deposits                              $       910    $          0

    Accounts payable and accrued liabilities        63,590          58,908

                                               -------------  -------------

                                                    64,500          58,908

LOANS FROM AND AMOUNTS DUE TO

  RELATED PARTIES (Note 4)                          43,244          20,340

                                               -------------  -------------

                                                   107,744          79,248

SHAREHOLDERS’ EQUITY

SHARE CAPITAL (Note 3)                           2,624,192       2,599,192

DEFICIT                                         (2,724,689)     (2,659,990)

                                                  (100,497)        (60,798)

                                               -------------  -------------

                                               $      7,247   $     18,450

                                               =============  =============

APPROVED BY THE DIRECTORS:

/s/“Harry Chew”

/s/“Sonny Chew”

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

STATEMENT OF OPERATIONS AND DEFICIT

FOR THE PERIOD ENDED AUGUST 31, 2002

(UNAUDITED)

                                  Three Months Ended        Six Months Ended

                                      August 31st             August 31st

                              --------------------------  --------------------------

                                  2002          2001          2002          2001

                              ------------  ------------  ------------  ------------

REVENUE                       $         0   $         0   $         0   $         0

EXPENSES

  Amortization                        226           286           466           590

  Bank charges and interest           209           107           285           245

  Consulting                        9,236             0        13,270             0

  Management fees                   7,500             0        15,000        15,000

  Office and miscellaneous          1,101           230         1,645           481

  Professional fees                 4,730         1,250         8,530        11,057

  Rent                              7,500         6,000        15,000        12,000

  Shareholder information and

        public relation               735         1,187         1,038         2,538

  Transferagent/regulatory fees     3,455         3,611         4,367         6,832

  Travel and promotion              4,029           337         5,098           504

                              ------------  ------------  ------------  ------------

                                   38,721        13,008        64,699        49,247

                              ------------  ------------  ------------  ------------

NET LOSS FOR THE PERIOD           (38,721)      (13,008)      (64,699)      (49,247)

                              ------------  ------------  ------------  ------------

DEFICIT, BEGINNING OF PERIOD   (2,685,968)   (2,244,216)   (2,659,990)   (2,207,977)

DEFICIT, END OF PERIOD        $(2,724,689)  $(2,257,224)  $(2,724,689)  $(2,257,224)

                              ============  ============  ============  ============

LOSS PER SHARE                $     (0.01)  $     (0.01)  $     (0.02)  $     (0.03)

                              ============  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED AUGUST 31, 2002

(UNAUDITED)

                                  Three Months Ended        Six Months Ended

                                      August 31st             August 31st

                              --------------------------  --------------------------

                                  2002          2001          2002          2001

                              ------------  ------------  ------------  ------------

OPERATING ACTIVITIES

  Net loss for the period     $   (38,721)  $   (13,008)  $   (64,699)  $   (49,247)

  Items not involving cash:

    Amortization                      226           286           466          590

    Cash provided (used) by

     net changes in non-cash

     working capital items          4,535         2,288        11,223        7,761

                              ------------  ------------  ------------  ------------

CASH USED BY OPERATING

  ACTIVITIES                      (33,960)      (10,434)      (53,010)      (40,896)

                              ------------  ------------  ------------  ------------

FINANCING ACTIVITIES

  Due to and loans

    from related parties            8,104        10,520        22,904        41,640

  Excess of cheques written

    over funds on deposit             856           (86)          910          (744)

  Proceeds from shares issued      25,000             0        25,000             0

                              ------------  ------------  ------------  ------------

CASH PROVIDED BY

       FINANCING ACTIVITIES        33,960        10,434        48,814        40,896

                              ------------  ------------  ------------  ------------

DECREASE IN CASH                        0             0        (4,196)            0

CASH, BEGINNING OF PERIOD               0             0         4,196             0

                              ------------  ------------  ------------  ------------

CASH, END OF PERIOD           $         0   $         0   $         0   $         0

                              ============  ============  ============  ============

NON-CASH FINANCING ACTIVITIES INCLUDED THE FOLLOWING:

 Common shares issued

 for debt settlement          $         0   $   119,263   $         0   $   119,263

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2002

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

     (a)  Amortization/

          Capital assets are recorded at cost and are amortized over their estimated useful lives at 20% - 30% declining basis.  Further,

          only one-half the amortization is taken on assets acquired during the year.

     (b)  Financial Instruments

          The company’s financial instruments consist primarily of cash,

          GST recoverable, accounts receivable, prepaid expenses, amounts due by related parties and accounts payable, and have their fair market values approximating their carrying values.

(c)  Loss Per Share

          Loss per share has been calculated based on the weighted average number of shares outstanding during the period.  Diluted earnings per share considers the dilutive impact of the conversion of outstanding stock options and warrants as if the events had occurred at the beginning of the period.

     (d)  Use of Estimates

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

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2002

(UNAUDITED)

3.   SHARE CAPITAL

     a)  Authorized

         100,000,000 Common shares without par value.

     b)  Issued and fully paid

                                                  Number

                                                 of shares       Amount

                                               --------------  ------------

       Balance, February 28, 2001                 1,770,382   $  2,359,929

         Issued pursuant to debt settlement         993,853        119,263

         Issued pursuant to private placement     1,200,000        120,000

       Balance, February 28, 2002                 3,964,235      2,599,192

                                               --------------  ------------

         Issued pursuant to warrants exercised      250,000         25,000

                                               --------------  ------------

       Balance, August 31, 2002                  4,214,235     $ 2,624,192

                                               ==============  ============

     c)  Shares held in Escrow

         As at August 31, 2002, there were no shares held in escrow

         (February 28, 2002 = Nil).

     d)  Share Purchase Warrants

         Pursuant to the private placement of 1,200,000 common shares at

         $0.10 per share, 1,200,000 non-transferable share purchase warrants were issued which entitle the holders to purchase 1,200,000 shares at $0.10 per share for a two year period to January 3, 2004

         (250,000 exercised).

     e)  Stock Options

         There were no stock options outstanding as at August 31, 2002,

         (February 28, 2002 = Nil).

4.  RELATED PARTY TRANSACTIONS

    (a)  During the period the Company paid and/or accrued management fees of

         $15,000 (2001 = $15,000), rent,  accounting and professional services of $18,000 (2001 = $13,750) to companies controlled by directors.

    (b)  The amount due to and loans from related parties are non-interest bearing, unsecured, with no fixed terms of repayment.  The amount due by related parties of $1,500 is non-interest bearing, unsecured,

         and repayable on demand.

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2002

(UNAUDITED)

5.  DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA

    AND THE UNITED STATES

    The Company follows Canadian generally accepted accounting principles which are different in some respects from those applicable in the

    United States as follows:

    a)  Loss Per Share

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

        There were no outstanding stock options and shares held under escrow at August 31, 2002, February 28, 2002, and August 31, 2001.

                                     August 31st  February 28th  August 31st

                                        2002          2002          2001

                                    ------------  ------------  ------------

Weighted average number of

  shares outstanding:

Per Canadian GAAP                     4,002,278     2,535,958     2,002,641

Per US GAAP                           4,002,278     2,535,958     2,002,641

Net loss per US GAAP                $   (64,699)  $  (491,767)  $   (49,254)

Net loss per Canadian GAAP          $   (64,699)  $  (452,013)  $   (89,001)

Loss per share per US GAAP (basic)  $     (0.02)  $     (0.19)  $     (0.04)

Loss per share per Canadian

  GAAP (basic)                      $     (0.02)  $     (0.18)  $     (0.04)

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

        The Company’s long-lived assets are capital assets.

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2002

(UNAUDITED)

5.  DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA

    AND THE UNITED STATES - continued

    c)  Impairment Losses

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

        The Company’s long lived assets are capital assets.

    d)  Stock Options

        The Company follows APB 25 for options granted to employees and directors.  For employees and directors, compensation expense is recognized under the intrinsic value method.  Under this method,

        compensation cost is the excess, if any, of the quoted market price at grant date over the exercise price.  Such expense is reflected over the service period; if for prior services,

        expensed at date of grant; if for future services, expensed over vesting period.  There were no stock options granted/outstanding at August 31, 2002 and 2001, and at February 28, 2002.

    e)  Shares for Debt Settlement

        US GAAP requires the issuance of shares to be recorded at its

        Fair value.  The stock’s trading price of $0.16 per share at the date of the debt settlement agreements represented the best estimate of the fair value.

    The impact of the foregoing on the financial statements is as follows:

                                                 August 31st February 28th

                                                        2002          2002

                                                -------------  -------------

Balance Sheets

Total assets per Canadian and US GAAP           $      7,247   $    18,450

Total liabilities per Canadian and US GAAP      $    107,744   $    79,248

Deficit, end of year per Canadian GAAP          $ (2,724,689)  $(2,659,990)

Share valuation adjustment for debt settlement       (39,754)      (39,754)

Deficit, end of year per US GAAP                $ (2,764,443)  $(2,699,744)

Share capital per Canadian GAAP                 $  2,624,192   $ 2,599,192

Share fair value adjustment for debt settlement       39,754        39,754

Share capital per US GAAP                       $  2,663,946   $ 2,638,946

Total shareholders’ equity in Canadian

  and US GAAP                                   $   (100,497)  $   (60,798)

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2002

(UNAUDITED)

5.  DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA

    AND THE UNITED STATES - continued

                                                    August 31st  August 31st

                                                       2002         2001

                                                    -----------  -----------

Statements of Deficit

Net loss per Canadian GAAP                          $  (64,699)  $  (49,247)

Share undervaluation adjustment for debt settlement          0      (39,754)

                                                    -----------  -----------

Net loss per US GAAP                                $  (64,699)  $  (89,001)

                                                    ===========  ===========

Statements of Cash Clows

Operating activities Cash Flows per Canadian GAAP   $  (53,010)  $  (40,896)

Share undervaluation adjustment for debt settlement          0      (39,754)

                                                    -----------  -----------

Cash flows from operating activities per US GAAP    $  (53,010)  $  (80,650)

                                                    ===========  ===========

Financing activities Cash Flows per Canadian GAAP   $   48,814   $   40,896

Share undervaluation adjustment for debt settlement          0       39,754

                                                    -----------  -----------

Cash flows from financing activities per US GAAP    $   48,814   $   80,650

                                                    ===========  ===========

Decrease in cash per Canadian and US GAAP          $    (4,196)  $        0

                                                    ===========  ===========

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

Results of Operations

The trading of the Company’s common shares on the TSX Venture Exchange is regulated by the policies of the exchange that include various numerical maintenance thresholds regarding assets, funds expended on operations, and minimum working capital.  The Company has been designated as inactive by the TSX Venture Exchange and failed to submit a reactivation plan to meet Tier 2 maintenance requirements by 9/30/2002.  Accordingly, the Company’s common shares were suspended on 10/2/2002 from trading effective 10/3/2002 for the failure to maintain Tier Maintenance Requirements in accordance with Policy 2.5 and being designated an Inactive Issuer for a period greater than 18-months.  The Company is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis.

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 8/31/2002 had an accumulated deficit of ($2,724,689).  The net loss for the Six Months ended 8/31/2002 was ($64,699) compared to ($49,247) for the same period last year.  Increased losses relates primarily to the consulting fees and associated costs incurred with respects to the Company’s Form 10-SB registration with the US Securities and Exchange Commission.

Operating Expenses for the Three Months Ended 8/31/2002 were $38,721 compared to $13,008 in the same period last year.  Consulting fees were $9,236 versus $nil; management fees were $7,500 versus $nil; rent/administration was $7,500 versus $6,000; professional fees were $4,730 versus $1,250; and travel/promotion expenses were $4,029 versus $337.  Net Loss for the second quarter was ($38,721) versus ($13,008).  Loss Per Share was ($0.01) versus ($0.01).

The Company submitted a Form 10-SB Registration Statement to the US Securities and Exchange Commission in February 2002 and has been filing amendments in response to SEC staff comments.  The latest amendment was submitted in September 2002, and the Company hopes to be finished with the registration process during October 2002.  The Company has pursued this avenue to improve corporate communication with its shareholders, especially those in the United States; and plans to list its common shares for trading on the BBX Exchange in the United States early in 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATIONS (cont.)

Liquidity and Capital Resources

Working Capital deficit was ($61,139) at 8/31/2002.

Cash used in Six Months Ended 8/31/2002 Operating Activities totaled ($33,960), including the ($38,721) Net Loss; the only significant adjusting item was a $4,535 change in non-cash working capital items.  Cash used in Investing Activities was $nil.  Cash provided by Financing Activities was $33,960, including the $25,000 from 250,000 common shares issued upon the exercise of share purchase warrants.  There are a total of 950,000 warrants at an exercise price of $0.10 which expire on 1/3/2004 still outstanding as at 8/31/2002.

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

         d.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On 8/27/2002, the Company held its Annual General Meeting of the

         Members of the Company.  At the meeting: members of the Company re-elected Messrs. Harry Chew, Sonny Chew and David J.L. Williams

         to the Board of Directors of the Company; and re-appointed

         J.A. Minni & Associates Inc. as auditors.

ITEM 5.  OTHER INFORMATION

         No Disclosure Necessary

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No Disclosure Necessary

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bi-Optic Ventures Inc. -– SEC File No. 0-49685

Registrant

Date: October 22, 2002    /s/ Harry Chew

                          Harry Chew, President/Director