Form 10QSB/A
period 2002-05-31
BI-OPTIC VENTURES INC
filed 2002-12-02
CIK 1168960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

AMENDMENT NO. 1

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

-------------------------------------------------------------------

(Address of principal executive offices)

Issuer’s Telephone Number: 604-689-2646

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Shares without par value.

(Title of Class)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 22, 2002:  3,964,235 Common Shares w/o par value.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

PART 1

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC.

FINANCIAL STATEMENTS

MAY 31, 2002

(Prepared in Canadian Dollars)

REVIEW ENGAGEMENT REPORT                                   3

BALANCE SHEET                                              4

STATEMENT OF OPERATIONS AND DEFICIT                        5

STATEMENT OF CASH FLOWS                                    6

NOTES TO FINANCIAL STATEMENTS                              7

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

   “J.A. Minni & Associates Inc.”

CERTIFIED GENERAL ACCOUNTANT

Vancouver, BC

August 21, 2002

BI-OPTIC VENTURES INC.

BALANCE SHEET AS AT MAY 31, 2002

(UNAUDITED)

ASSETS

                        May 31,   Feb. 28,

                         2002       2002

CURRENT

    Cash

$

-

$

4,196

    GST recoverable

1,463

3,402

    Due by related parties (Note 4)

1,500

1,500

    Prepaid expenses and deposits

-

5,000

2,963

14,098

CAPITAL ASSETS, at cost net of accumulated

    amortization of $5,388 (2002 - $5,148)

4,112

4,352

$

7,075

$

18,450

LIABILITIES

CURRENT

    Excess of cheques written over funds on

      deposits

$

54

$

-

    Accounts payable and accrued liabilities

58,657

58,908

58,711

58,908

LOANS FROM AND AMOUNTS DUE TO

RELATED PARTIES (Note 4)

35,140

20,340

93,851

79,248

SHAREHOLDERS’ EQUITY

SHARE CAPITAL (Note 3)

2,599,192

2,599,192

DEFICIT

(2,685,968)

(2,659,990)

(86,776)

(60,798)

$

7,075

$

18,450

APPROVED BY THE DIRECTORS:

“Sonny Chew”

“Harry Chew”

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

STATEMENT OF OPERATIONS AND DEFICIT

FOR THE THREE MONTH PERIOD ENDED MAY 31, 2002

(UNAUDITED)

3 months ended May 31,

2002

2001

$

-

$

-

EXPENSES

  Amortization

240

304

  Bank charges and interest

76

138

  Consulting

4,034

-

  Management fees

7,500

15,000

  Office and miscellaneous

544

251

  Professional fees

3,800

9,807

  Rent

7,500

6,000

  Shareholder information and

        public relation

303

1,351

  Transfer agent and regulatory fees

912

3,221

  Travel and promotion

1,069

167

25,978

36,239

NET LOSS FOR THE PERIOD

(25,978)

(36,239)

DEFICIT, BEGINNING OF PERIOD

(2,659,990)

(2,158,559)

DEFICIT, END OF PERIOD

$

(2,685,968)

$(2,194,798)

LOSS PER SHARE

$   (0.007)

$   (0.020)

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTH PERIOD ENDED MAY 31, 2002

(UNAUDITED)

3 months ended May 31,

     2002         2001

OPERATING ACTIVITIES

  Net loss for the period

$

(25,978)

$

(36,239)

  Items not involving cash:

    Amortization

240

304

  Cash provided (used) by net changes in

        non-cash working capital items

6,688

5,473

(19,050)

(30,462)

FINANCING ACTIVITIES

  Due to and loans from related parties

14,800

31,120

  Excess of cheques written over funds

    on deposit

54

(658)

14,854

30,462

DECREASE IN CASH

(4,196)

-

CASH, BEGINNING OF PERIOD

4,196

-

CASH, END OF PERIOD

$

-

$

-

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

Balance, February 28, 2002 and

May 31, 2002

  3,964,235

$

2,599,192

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

May 31,

Feb 28,

May 31,

2002

2002

2001

Weighted average number

of shares outstanding:

Per Canadian GAAP

3,964,235

2,535,958

1,770,382

Per US GAAP

3,964,235

2,535,958

1,770,382

Net loss per US GAAP

$

(25,978)

$

(491,767)

$

(36,239)

Net loss per Canadian

 GAAP

$

(25,978)

$

(452,013)

$

(36,239)

Loss per share per

US GAAP (basic)

$  (0.007)

$  (0.19)

$  (0.02)

Loss per share per

US GAAP (diluted)

$  (0.005)

$  (0.13)

$  (0.02)

Loss per share per

Canadian GAAP

(basic)

$  (0.007)

$  (0.18)

$  (0.02)

Loss per share per

Canadian GAAP

(diluted)

$  (0.005)

$  (0.12)

$  (0.02)

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

Feb 28,

Balance Sheets

2002

2002

Total assets per Canadian and US GAAP

$

7,075

$

18,450

Total liabilities per Canadian and

  US GAAP

$

93,851

$

79,248

Deficit, end of year per Canadian

  and US GAAP

$

(2,685,968)

$

(2,659,990)

Share capital per Canadian and US

  GAAP

2,599,192

2,599,192

Total shareholders’ equity per

  Canadian and US GAAP

$

(86,776)

$

(60,798)

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MAY 31, 2002

(UNAUDITED)

c)

Stock Options - continued

May 31,

May 31,

Statements of Deficit

 2002

2001

Net loss per Canadian and US GAAP

$

(25,978)

$

(36,239)

May 31,

May 31,

Statements of cash flows

2002

2001

Cash flows from operating activities per

Canadian and US GAAP

$

(19,050)

$

(30,462)

Cash flows from financing activities per

Canadian and US GAAP

14,854

30,462

Decrease in cash per Canadian

and US GAAP

$

(4,196)

$

-

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

Liquidity and Capital Resources

Working Capital deficit was ($90,880) at 5/31/2002.

Cash used in Three Months Ended 5/31/2002 Operating Activities totaled ($19,050), including the ($25,978) Net Loss; the only significant adjusting item was a $6,688 change in non-cash working capital items.  Cash used in Investing Activities was $nil.  Cash provided by Financing Activities was $14,800, including the $35,140 “due from companies under common control” and ($20,340) in “loans from and amount due to related parties”.

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

Bi-Optic Ventures Inc.

Registrant

Date: December 2, 2002     /s/ Harry Chew__________________________________

                           Harry Chew, President/Director