Form 10QSB/A
period 2002-05-31
BI-OPTIC VENTURES INC
filed 2002-12-06
CIK 1168960

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

-----------------------------------------------------------------

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

c)

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

$2,359,929

Issued pursuant to debt settlement

   993,853

   119,263

Issued pursuant to private placement

 1,200,000

   120,000

Balance, February 28, 2002 and

May 31, 2002

  3,964,235

$2,599,192

c)

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

$(2,685,968) $(2,659,990)

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