Form 10QSB
period 2002-11-30
BI-OPTIC VENTURES INC
filed 2003-01-31
CIK 1168960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934
For the quarterly period ended November 30, 2002

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-49685

Bi-Optic Ventures Inc.
(Name of small business issuer in its charter)

British Columbia, Canada	N/A

(Jurisdiction of Incorporation/Organization)	(IRS Tax ID No.)

1030 West Georgia Street #615, Vancouver, British Columbia, Canada V6E 2Y3
(Address of principal executive offices)

Issuer’s Telephone Number: 604-689-2646

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:
Common Shares without par value.
(Title of Class)

Indicate the number of shares outstanding of each of the issuer's classes of common stock,as of 12/31/2002: 4,364,235 Common Shares w/o par value

Transitional Small Business Disclosure Format (Check one):Yes [   ] No [X]

     PART 1
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC.

FINANCIAL STATEMENTS

NOVEMBER 30, 2002

(Prepared in Canadian Dollars)

REVIEW ENGAGEMENT REPORT

BALANCE SHEET

STATEMENT OF OPERATIONS AND DEFICIT

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

J. A. MINNI & ASSOCIATES INC.	SUITE 1104-750 WEST PENDER STREET
CERTIFIED GENERAL ACCOUNTANT	VANCOUVER, BRITISH COLUMBIA
CANADA V6C 2T8
Jerry A. Minni, C.G.A. *
Geoffrey S. V. Pang, C.G.A., FCCA **	TELEPHONE: (604)683-0343
FAX: (604)683-4499
* Incorporated Professional
** Associate

REVIEW ENGAGEMENT REPORT

The Shareholders,
Bi-Optic Ventures Inc.

I have reviewed the balance sheet of BI-OPTIC VENTURES INC. as at November 30, 2002 and the statements of operations, deficit and cash flows for the period of nine months ended November 30, 2002. My review was made in accordance with Canadian generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to me by the Company.

A review does not constitute an audit and consequently I do not express an audit opinion on these financial statements.

Based on my review, nothing has come to my attention that causes me to believe that these financial statements are not, in all material respects, in accordance with Canadian generally accepted accounting principles.

“J.A. Minni & Associates Inc.”

CERTIFIED GENERAL ACCOUNTANT

Vancouver, BC
January 07, 2003

BI-OPTIC VENTURES INC.

BALANCE SHEET AS AT NOVEMBER 30, 2002

(UNAUDITED)

ASSETS

	Nov. 30,	Feb. 28,
	2002	2002
CURRENT
Cash	$-	$4,196
GST recoverable	1,835	3,402
Due by related parties (Note 4)	650	1,500
Prepaid expenses and deposits	-	5,000

	2,485	14,098
CAPITAL ASSETS, at cost net of accumulated
amortization of $5,827 (2002 - $ 5,148)	3,673	4,352

	$6,158	$18,450

LIABILITIES

CURRENT
Excess of cheques written over funds on deposits	$1,599	$-
Accounts payable and accrued liabilities	70,469	58,908

	72,068	58,908

LOANS FROM AND AMOUNTS DUE TO
RELATED PARTIES (Note 4)	47,300	20,340

	119,368	79,248

SHAREHOLDERS’ DEFICIENCY

SHARE CAPITAL (Note 3)	2,639,192	2,599,192

DEFICIT	(2,752,402)	(2,659,990)

	(113,210)	(60,798)

	$6,158	$18,450

APPROVED BY THE DIRECTORS:

/s/ Harry Chew

/s/ Sonny Chew

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

STATEMENT OF OPERATIONS AND DEFICIT

FOR THE PERIOD ENDED NOVEMBER 30, 2002

(UNAUDITED)

	3 months ended Nov 30,		9 months ended Nov 30,
	2002	2001	2002	2001
REVENUE
	$-	$-	$-	$-

EXPENSES
Amortization	213	270	679	860
Bank charges and interest	82	59	367	304
Consulting	2,000	-	15,270	-
Management fees	7,500	7,500	22,500	22,500
Office and miscellaneous	1,039	129	2,684	610
Professional fees	6,470	11,404	15,000	22,461
Rent	7,500	6,000	22,500	18,000
Shareholder information and
public relation	620	-	1,658	2,538
Transfer agent and regulatory fees	952	795	5,319	7,627
Travel and promotion	1,337	1,485	6,435	1,989

	27,713	27,642	92,412	76,889

NET LOSS FOR THE PERIOD	(27,713)	(27,642)	(92,412)	(76,889)

DEFICIT, BEGINNING OF PERIOD	(2,724,689)	(2,207,806)	(2,659,990)	(2,158,559)

DEFICIT, END OF PERIOD	$(2,752,402)	$(2,235,448)	$(2,752,402)	$(2,235,448)

LOSS PER SHARE	$.01)	$(0.01)	$(0.02)	$(0.03)

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED NOVEMBER 30, 2002

(UNAUDITED)

	3 months ended Nov 30,		9 months ended Nov 30,
	2002	2001	2002	2001

OPERATING ACTIVITIES

Net loss for the period	$(27,713)	$(27,642)	$(92,412)	$(76,889)

Items not involving cash:
Amortization	213	270	679	860

Cash provided (used) by net changes in
non-cash working capital items:
Decrease (increase) in GST recoverable	26	(898)	1,567	654
Decrease (increase) in amount due by
related parties	101	18,690	12,805	48,080
Decrease (increase) in prepaid expenses
and deposits	-	-	5,000	-
Increase (decrease) in amounts payable
accrued liability	6,879	8,607	11,561	14,816

	(20,494)	(973)	(60,800)	(12,479)

FINANCING ACTIVITIES

Due to and loans from related parties	4,805	545	15,005	12,795
Excess of cheques written over funds
on deposit	689	428	1,599	(316)
Proceeds from shares issued	15,000	-	40,000	-

	20,494	973	56,604	12,479

DECREASE IN CASH	-	-	(4,196)	-

CASH, BEGINNING OF PERIOD	-	-	4,196	-

CASH, END OF PERIOD	$-	$-	$-	$-

NON-CASH FINANCING ACTIVITIES INCLUDED THE FOLLOWING:

Common shares issued for debt settlement	$-	$119,263	$-	$119,263

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2002

(UNAUDITED)

1.

NATURE AND CONTINUANCE OF BUSINESS

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

BI-OPTIC VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2002
(UNAUDITED)	Page 2

3.	SHARE CAPITAL

	a)	Authorized 100,000,000 Common shares without par value.

	b)	Issued and fully paid

	Number of
	shares	Amount

Balance, February 28, 2001	1,770,382	$2,359,929

Issued pursuant to debt settlement	993,853	119,263

Issued pursuant to private placement	1,200,000	120,000

Balance, February 28, 2002	3,964,235	2,599,192

Issued pursuant to warrants exercised	400,000	40,000

Balance, November 30, 2002	4,364,235	$2,639,192

	c)	Shares held in Escrow As at November 30, 2002, there were no shares held in escrow (Feb. 28, 2002-Nil).

d)

Share Purchase Warrants

Pursuant to the private placement of 1,200,000 common shares at $0.10 per share, 1,200,000 non-transferable share purchase warrants were issued which entitle the holders to purchase 1,200,000 shares at $0.10 per share for a two year period to January 3, 2004 (400,000 exercised).

	e)	Stock Options There were no stock options outstanding as at November 30, 2002, (Feb. 28, 2002-Nil).

4.	RELATED PARTY TRANSACTIONS

a)
During the period the Company paid and/or accrued management fees of $22,500 (2001 - $22,500), rent, accounting and professional services of $29,250 (2001 - $20,750) to companies controlled by directors.

b)
The amount of $47,300 due to and loans from related parties are non-interest bearing, unsecured, with no fixed terms of repayment. The amount due by related parties of $750 is non interest bearing, unsecured, and repayable on demand.

BI-OPTIC VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2002
(UNAUDITED)	Page 3

5.	DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES
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

There were no outstanding stock options and shares held under escrow at November 30, 2002, February 28, 2002 and November 30, 2001.

	Nov 30,	Feb 28,	Nov 30,
	2002	2002	2001

Weighted average number of
shares outstanding:
Per Canadian GAAP	4,090,417	2,535,958	2,254,660
Per US GAAP	4,090,417	2,535,958	2,254,660

Net loss per US GAAP	$(92,412)	$(491,767)	$(116,643)

Net loss per Canadian GAAP	$(92,412)	$(452,013)	$(76,889)

Loss per share per
US GAAP (basic)	$(0.02)	$(0.19)	$(0.05)

Loss per share per
Canadian GAAP (basic)	$(0.02)	$(0.18)	$(0.03)

Loss per share per
US GAAP (diluted)	$(0.02)	$(0.13)	$(0.05)

BI-OPTIC VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2002
(UNAUDITED)	Page 4

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

c)

Stock Options

The Company follows APB 25 for options granted to employees and directors. For employees and directors, compensation expense is recognized under the intrinsic value method. Under this method, compensation cost is the excess, if any, of the quoted market price at grant date over the exercise price. Such expense is reflected over the service period; if for prior services, expensed at date of grant; if for future services, expensed over vesting period. There were no stock options granted or outstanding at November 30, 2002 and 2001, and at February 28, 2002.

d)

Shares for Debt Settlement

US GAAP requires the issuance of shares to be recorded at its fair value. The stock’s trading price of $0.16 per share at the date of the debt settlement agreements represented the best estimate of the fair value.

The impact of the foregoing on the financial statements is as follows:

	Nov 30,	Feb 28,
Balance Sheets	2002	2002

Total assets per Canadian and US GAAP	$6,158	$18,450

Total liabilities per Canadian and US GAAP	$119,368	$79,248

Deficit, end of period per Canadian GAAP	$(2,752,402)	$(2,659,990)

Adjustment for valuation of shares for debt settlement	(39,754)	(39,754)

Deficit, end of period per US GAAP	$(2,792,156)	$(2,699,744)

BI-OPTIC VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED NOVEMBER 30, 2002
(UNAUDITED)	Page 5

5.	DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES - continued

Share capital per Canadian GAAP	$2,639,192	$2,599,192

Adjustment for fair value of shares for debt settlement	39,754	39,754

Share capital per US GAAP	$2,678,946	$2,638,946

Total shareholders’ equity per Canadian and US GAAP	$(113,210)	$(60,798)

	Nov 30,	Nov 30,
Statements of Deficit	2002	2001

Net loss per Canadian GAAP	$(92,412)	$(76,889)

Adjustment for undervaluation of shares
for debt settlement	-	(39,754)

Net loss per US GAAP	$(92,412)	$(116,643)

	Nov 30,	Nov 30,
Statements of cash flows	2002	2001

Cash flows from operating activities per
Canadian GAAP	$(73,605)	$(99,027)

Adjustment for undervaluation of shares for
debt settlement	-	(39,754)

Cash flows from operating activities
per US GAAP	(73,605)	(138,781)

Cash flows from financing activities per
Canadian GAAP	69,409	99,027

Adjustment for undervaluation of shares
for debt settlement	-	39,754

Cash flows from financing activities per
US GAAP	69,409	138,781

Decrease in cash per Canadian
and US GAAP	$(4,196)	$-

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

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing. The Company has incurred net losses each year since inception and, as of 11/30/2002 had an accumulated deficit of ($2,752,402). The net loss for the Nine Months ended 11/30/2002 was ($92,412) compared to ($76,889) for the same period last year. Increased losses relates primarily to the consulting fees and associated costs incurred with respects to the Company’s Form 10-SB registration with the US Securities and Exchange Commission and upcoming application for listing on the NASD OTC Bulletin Board.

Operating Expenses for the Nine Months Ended 11/30/2002 were $92,412 compared to $76,889 in the same period last year. Consulting fees were $15,270 versus $nil; management fees were $22,500 versus $22,500; rent/administration was $22,500 versus $18,000; and professional fees were $15,000 versus $22,461. Net Loss for the Nine Months was ($92,412) versus ($76,889). Loss Per Share was ($0.02) versus ($0.03).

The Company’s Form 10-SB Registration Statement filed with the US Securities and Exchange Commission has been completed. The Company has pursued this avenue to improve corporate communication with its shareholders, especially those in the United States; and is proceeding with plans to list its common shares for trading on the NASD OTC Bulletin Board in the United States in early 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Liquidity and Capital Resources

Working Capital deficit was ($69,583) at 11/30/2002.

Cash used in Nine Months Ended 11/30/2002 Operating Activities totaled ($60,800), including the ($92,412) Net Loss; the only significant adjusting item was a $30,995 change in non-cash working capital items. Cash used in Investing Activities was $nil. Cash provided by Financing Activities was $56,604, including the $40,000 from 400,000 common shares issued upon the exercise of share purchase warrants. There are a total of 800,000 warrants at an exercise price of $0.10 which expire on 1/3/2004 still outstanding as at 11/30/2002.

     PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
No Disclosure Necessary.

ITEM 2.	CHANGES IN SECURITIES
	a.	No Disclosure Necessary.
	b.	No Disclosure Necessary.
	c.	No Disclosure Necessary.
	d.	No Disclosure Necessary.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
No Disclosure Necessary.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No Disclosure Necessary.

ITEM 5.	OTHER INFORMATION
No Disclosure Necessary

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
	a.	Exhibit 99.1:
Certification of Form 10-QSB and
Certification Accompanying Periodic Report
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	b.	A Form 8-K was filed 10/15/2002 with disclosure under ITEM #9,
Regulation FD; incorporated by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bi-Optic Ventures Inc. -- SEC File No. 0-49685
Registrant

Date: January 13, 2003	/s/ Harry Chew

Harry Chew, President/CEO/Director

EXHIBIT 99.1

CERTIFICATIONS

I, Harry Chew, certify that:

1. The registrant's other certifying officers and I have reviewed this Annual Report on Form 20-F of Bi-Optic Ventures Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2002	/s/ Harry Chew

Harry Chew, President, CEO and Director

Certification Accompanying Periodic Report
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

In connection with the Quarterly Report of Bi-Optic Ventures Inc. (the "Company") on Form 20-F for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry Chew, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Harry Chew Harry Chew Chief Executive Officer January 13, 2002