Form 10KSB
period 2003-02-28
BI-OPTIC VENTURES INC
filed 2003-05-30
CIK 1168960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

         Fiscal Year Ended February 28, 2003

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ________

BI-OPTIC VENTURES INC.

(Name of small business issuer in its charter)

_________British Columbia, Canada_______                 _________N/A_________

(State or Incorporation or Organization)                 (IRS Employer ID No.)

1030 West Georgia Street, Suite #615, Vancouver, British Columbia  V6E 2Y3

(Address of principal executive offices)

Issuer’s Telephone Number, 604-689-2646

SEC File Number: 0-49685

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Shares without par value.

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X] Yes    [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                                 [X]

The issuer's revenues for its most recent fiscal year. $nil.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:         May 26, 2003  =  $176,774.

Common Shares outstanding at May 26, 2003:  4,364,235 shares

Index to Exhibits on Page 17

Bi-Optic Ventures Inc.

Form 10-KSB Annual Report

Fiscal Year Ended February 28, 2003

TABLE OF CONTENTS

                                                                          Page

PART I

PART II

Item 8.  Changes in and Disagreements with Accountants

         on Accounting and Financial Disclosure...........................  12

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

        Compliance With Section 16(a) of the Exchange Act.................  12

Item 10.  Executive Compensation..........................................  14

Item 11.  Security Ownership of Certain Beneficial Owners and Management

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

Bi-Optic Ventures Inc. (hereinafter is also referred to as the "Company" and/or the "Registrant") currently has no material business activity.  The Company is in negotiations to acquire an interest in two diamond-exploration properties in Quebec, Canada.

The Company's principal office is located at:

 #615 - 1030 West Georgia Street

 Vancouver, British Columbia, Canada  V6E 2Y3

 Telephone: 604-689-2646

 Facsimile: 604-689-1289

The contact person is Harry Chew, President and Director.

The Company’s authorized capital includes 100,000,000 common shares without par value.  As of 5/26/2003, there were 4,364,235 common shares outstanding.

The Company's common shares are listed on the TSX Venture Exchange in Canada with the symbol "BOV.V".  The Company's common shares are listed on the NASD Electronic Bulletin Board in the United States with the symbol "BOVKF".

The Company's fiscal year ends February 28th.

Effective 4/6/2001, the Company completed a one-for-two stock consolidation; effective 11/10/1997 the Company completed a one-for-five stock consolidation.  All references to number of shares and to per-share data reflect post-consolidation basis unless otherwise indicated.

The Company's financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP); nevertheless, the financial statements conform in all material respects with US GAAP, except as disclosed in footnotes to the financial statements.

Herein, all references to "$" and "CDN$" refer to Canadian Dollars and all references to "US$" refer to United States Dollars.  All references to common shares refer to the Company's Common Shares without Par Value unless otherwise indicated.

Historical Corporate Development

The Company was incorporated in British Columbia on 5/31/1984 under the name Golden Rock Resources Ltd.  The name was changed to Bismimillah Ventures Inc. on 3/22/1993, to Royal Rock Ventures Inc. on 11/10/1997, and to Bi-Optic Ventures Inc. on 4/6/2001.

From incorporation into Fiscal 1992, the Company was involved in the exploration of mineral properties.  From 1992 to July 1999, the Company was inactive.

From July 1999 to February 2001, the Company was active in attempting to acquire Biopath Research Inc. (“Biopath”).  Biopath is engaged in the business of research regarding and the design and development of innovative medical diagnostic products for use in homes, hospitals and in physicians' offices as well as other point of care locations.  Pursuant to the 7/28/1999 purchase agreement, the Company agreed to: issue 2,625,000 performance common shares; issue 500,000 warrants at $1.12 per share in four equal installments; and to advance $300,000 to Biopath for demand promissory notes.  The Company advanced $248,600 and $49,797 during Fiscal 2000/Fiscal 2001; the monies advanced by the Company to Biopath, being $298,397 to date, are secured by a first fixed and floating charge upon all the assets of Biopath and an assignment of invention.

Effective February 2001, the Company ceased pursuing the acquisition of Biopath.  The Company wrote off the $49,418 of deferred acquisition costs in Fiscal 2001.  The Company anticipates that its secured advances to Biopath will not be collected, resulting in a $298,397 write-off in Fiscal 2002.

Private Placement Financings

Fiscal 1999:     200,000 Warrants Exercised at $0.30

                 500,000 Units at    $0.63 per unit

Fiscal 2000:     800,000 Warrants Exercised at $0.35

Fiscal 2001:     None

Fiscal 2002:     993,854 Shares for $119,262 in debt

               1,200,000 Units at $0.10 per unit

Fiscal 2003:     400,000 Warrants Exercised at $0.10

Fiscal 2004-to-Date:  None

Business

The Company has been relatively inactive since ceasing its involvement with Biopath Research Inc., other than examining various business ventures, seeking a line of business to enter.

The Company is in negotiations to acquire a 25 percent undivided interest in two diamond properties, totaling approximately 38,000 acres located in the Otish Mountain, Quebec area (the “Properties”).  The anticipated terms of the deal would include the payment of $17,500 and the issuance of 75,000 common shares of the Company to the vendor, which would be valued at fair market value on the date the Company entered into negotiations with the vendor.  The Properties are subject to a 2% gross over-riding royalty on diamonds and a 2% net smelter return on all other minerals.  The vendor has expended $35,000 on exploration of the two diamond properties to date, which is the very early stage of exploration; but, which is adjacent to other explored properties

Employees

As of 5/26/2003, the Company had two employees, representing its two executive officers.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s executive offices are located in rented premises of approximately 950 sq. ft. at 1030 West Georgia Street, Suite #615, Vancouver, British Columbia, Canada  V6E 2Y3.  Monthly rent is $2,140.  The Company began occupying this facility in November 2002 and considers the facility adequate for current needs.

The Company maintains no other offices or property.

ITEM 3.  LEGAL PROCEEDINGS

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

The Company knows of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 --- No Disclosure Necessary ---

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s initial public offering of its common shares was effective on the Vancouver Stock Exchange under the auspices of the British Columbia Securities Commission on 12/23/1986 under a former name, "Golden Rock Resources Ltd.".  The Vancouver Stock Exchange was absorbed by the Canadian Venture Exchange, which was absorbed by the TSX Venture Exchange.  The current stock symbol on the TSX Venture Exchange is “BOV”.  Refer to ITEM #1, "Description of Business, Historical Corporate Development”.

The Company's common shares were listed on the NASD Electronic Bulletin Board under the symbol "BOVKF" in April 2003.  On 5/26/2003, the closing price was US$0.05; trading volume since listing has been 25,000 shares.

Table No. 1 lists the volume of trading and high, low and closing sales prices on the TSX Venture Exchange for actual trades of common shares of the Company for the last eight fiscal quarters and the last two fiscal years, adjusted for April 2001 1:2 stock consolidation.  The trading of the Company’s common shares on the TSX Venture Exchange is regulated by the policies of the exchange that include various numerical maintenance thresholds regarding assets, funds expended on operations, and minimum working capital.  The Company’s common shares were suspended on October 2, 2002 from trading effective October 3, 2002 for the failure to maintain Tier Maintenance Requirements in accordance with Policy 2.5 and being designated an Inactive Issuer for a period greater than 18-months.  The price was $0.10 on 10/2/2002.

Table No. 1

TSX Venture Exchange

Common Shares Trading Activity

______________________________________________________________________________

______________________________________________________________________________

    Fiscal                                                   - Sales -

   Quarter                                            Canadian Dollars

     Ended                                 Volume     High     Low     Closing

------------------------------------------------------------------------------

Quarterly

 2/28/2003                                    nil      ---     ---         ---

11/30/2002                                564,000    $0.16   $0.06       $0.10

 8/31/2002                              1,855,800     0.26    0.09        0.20

 5/31/2002                                104,000     0.18    0.07        0.13

 2/28/2002                                200,000    $0.10   $0.03       $0.10

11/30/2001                                 76,700     0.13    0.04        0.05

 8/31/2001                                221,300     0.20    0.11        0.11

 5/31/2001                                100,900     0.25    0.08        0.15

------------------------------------------------------------------------------

Yearly

2/28/2003                               2,524,600    $0.26   $0.06       $0.10

2/28/2002                                 598,900    $0.25   $0.03       $0.10

______________________________________________________________________________

______________________________________________________________________________

The TSX Venture Exchange

The TSX Venture Exchange is a result of the acquisition by the Toronto Stock Exchange of the Canadian Venture Exchange (“CDNX”) from its member firms on 8/1/2001.  The CDNX resulted from the merger between the Vancouver Stock Exchange and the Alberta Stock Exchange that took place on 11/29/1999, to form the CDNX.  The TSX Venture Exchange currently operates as a complementary but independent exchange from its parent, the Toronto Stock Exchange.

The initial roster of the CDNX was made up of venture companies previously listed on the Vancouver Stock Exchange or the Alberta Stock Exchange and later incorporated junior listings from the Montreal Stock Exchange, the Winnipeg Stock Exchange, and the CDN Over-The-Counter Market.  The TSX Venture Exchange is a venture market as compared to the TSX Stock Exchange that is Canada’s senior market and the Montreal Exchange that is Canada’s market for derivatives products.

The TSX Venture Exchange currently has five service centers: Calgary, Toronto, Vancouver, Winnipeg and Montreal.  These service centers provide corporate finance, surveillance and marketing expertise.  The corporate office for the TSX Venture Exchange is located in Calgary and the operations office is located in Vancouver.

The TSX Venture Exchange is a self-regulating organization owned and operated by the Toronto Stock Exchange, which in turn is owned by its member brokerage firms.  It is governed by representatives of member firms and the public.

Organizationally, the TSX Venture Exchange is comprised of seven business areas: Corporate Finance Services, Trading Services and Market Information Services, Compliance, Marketing, Technology, Corporate Affairs and Human Resources.

The TSX Venture Exchange acts as a business link between TSX members, listed companies and investors.  TSX Venture Exchange policies and procedures are designed to accommodate companies still in their formative stages and recognize those that are more established.  Listings are predominately small and medium sized companies.

Investors in Canada are protected by the Canadian Investor Protection Fund (“CIPF”). The CIPF is a private trust fund established to protect customers in the event of the insolvency of a member of any of the following self-regulatory organizations: the TSX Venture Exchange; the Montreal Exchange; the Toronto Stock Exchange; the Toronto Futures Exchange; and the Investment Dealers Association of Canada.  Post-trade monitoring of market activity occurs in the market surveillance department.  Sophisticated software analyses trade data from TRADETSX to detect possible market improprieties.  A variety of surveillance and investigative tools allow the TSX Venture Exchange to perform electronic market monitoring and trade reviews.  The surveillance department is also responsible for monitoring and reviewing listed company activities and detecting breaches of the listing policies or the listing agreement.  Market surveillance and listed company surveillance activities are closely coordinated.

Enforcement action taken by surveillance department may include the following:

1) forcing companies to correct misleading or inaccurate disclosure which includes new releases or internet postings:

2) requiring the resignation of unacceptable directors and officers;

3) requiring cancellation and return shares to treasury;

4) requiring undertakings from directors and officers that they will ensure compliance with the listing agreement and listings policies in the future;

5) requiring the termination of unacceptable investor relations services;

6) halting and suspending trading in the shares of companies;

7) de-listing companies that have contravened exchange by-laws/rules/policies.

The market surveillance department issues TSX notices to inform the public of halts, suspensions, de-lists and other enforcement actions.  All TSX notices can be found on the TSX website or INFOTSX.  In the public interest, trading halts or suspensions are maintained until the surveillance department is satisfied that there is adequate disclosure of the company’s affairs and a level playing field for investors.

In addition to market surveillance, the TSX Venture Exchange’s compliance department is comprised of an investigative services team that conducts investigations into alleged violations of securities trading.  The TSX Venture Exchange Conduct Review Committee determines whether a case for discipline exists.  Disciplinary cases either result in a settlement reached between TSX Venture Exchange and the respondent or they proceed to a disciplinary hearing.  The public can attend disciplinary hearings, view the exhibits filed and obtain copies of the decisions issued by the panel.  If the hearing panel’s decision is not acceptable to either TSX Venture Exchange or the respondent, an appeal process may be initiated.

Holders

The Company's common shares are issued in registered form and the following information is taken from the records of Pacific Corporate Trust Company (located in Vancouver, British Columbia, Canada), the registrar and transfer agent for the common shares.

On 5/23/2003, the shareholders' list for the Company's common shares showed 38 registered shareholders and 4,364,235 common shares outstanding.  Three of these shareholders were U.S. resident, holding 42,746 shares representing about 1% of the issued and outstanding common shares.

The Company has researched the indirect holding by depository institutions and estimates that there are 360 "holders of record".

The Company believes there are five holders of record of the Company's 800,000 share purchase warrants, none in the United States.

Based on this research and other research into the indirect holdings of other financial institutions, the Company believes that it has in excess of 360 beneficial owners of its common shares.

Dividends

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future.  The present policy of the Company is to retain future earnings for use in its operations and expansion of its business.  There are no restrictions that limit the ability of the Company to pay dividends on common equity or that are likely to do so in the future.

Securities Authorized For Issuance Under Equity Compensation Plans.

 -- No Disclosure Necessary ---

Recent Sales of Unregistered Securities;

Use of Proceeds From Registered Securities

The Company relied on the exemptions from registration under Regulation S for the following private placements of securities:

  Fiscal 2001:     None

  Fiscal 2002:     993,854 Shares for $119,262 in debt

                 1,200,000 Units at $0.10 per unit

  Fiscal 2003:     400,000 Shares at $0.10 upon warrant exercises

  Fiscal 2004-to-date:  None

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS  OR PLAN-OF-OPERATION

Selected Financial Data

Selected financial data as shown in Table No. 2 for the Company for Fiscal 2003 and Fiscal 2002 Ended February 28th was derived from the financial statements of the Company that have been audited by J.A. Minni & Associates Inc., independent certified general accountants, as indicated in their auditor’s report included elsewhere in this Annual Report.  The selected financial data set forth for the Fiscal 2001/2000/1999 are derived from the Company's audited Fiscal 2001/2000/1999 financial statements, not included herein.

The selected financial data should be read in conjunction with the financial statements and other financial data included elsewhere in this Annual Report.

Effective 4/6/2001, the Company completed a one-for-two stock consolidation.  All references to number of shares and to per-share data reflect post-consolidation basis unless otherwise indicated.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the near future.

Table No. 2

Selected Financial Data

(CDN$ in 000, except per share data)

______________________________________________________________________________

______________________________________________________________________________

                             Year       Year       Year       Year       Year

                            Ended      Ended      Ended      Ended      Ended

                        2/28/2003  2/28/2002  2/28/2001  2/29/2000  2/28/1999

------------------------------------------------------------------------------

CANADIAN GAAP

Revenue                        $0         $0         $0         $0         $0

Operating Income (Loss)     ($132)     ($452)     ($190)     ($286)     ($134)

Net Loss                    ($132)     ($452)     ($190)     ($284)     ($132)

Loss per Share             ($0.03)    ($0.18)    ($0.11)    ($0.20)    ($0.12)

Dividends per Share         $0.00      $0.00       $0.00     $0.00      $0.00

Wtg. Avg. Shares (000)       4166       2536        1770      1441       1040

Period-end Shares O/S        4364       3964        1770      1770       1370

------------------------------------------------------------------------------

Working Capital             ($70)       ($45)      ($152)      $86       $344

Long-Term Debt/Loans Payable   0           0           0         0          0

Capital Stock               2639        2599        2360      2360       2080

Shareholders’ Equity        (153)        (61)        152       341        346

Total Assets                   8          18         315       373        374

------------------------------------------------------------------------------

UNITED STATES GAAP

Net Loss                   ($132)      ($492)      ($190)

Shareholders’ Equity       ($153)       ($61)

Total Assets                  $8         $18

------------------------------------------------------------------------------

(1)  US GAAP cumulative Net Loss since incorporation has been ($2,832,106).

(2)  Under US GAAP for Fiscal 2002, there would have been a ($298,397)

     write-off of investment in Biopath.  Under US GAAP, during Fiscal 2001 there would have been a ($49,418) write-off of acquisition costs in

     Biopath.

______________________________________________________________________________

______________________________________________________________________________

Plan Of Operations

Source of Funds for Fiscal 2003

The Company’s primary source of funds since incorporation has been through the issuance of common stock and loans.  The Company has had no revenue from operations to date and does not anticipate revenues in the foreseeable future.

The Company had a negative working capital balance of ($70,257) at 2/28/2003.  The Company has had discussions with third parties about additional equity offering and/or loans; but the talks as of 5/26/2003 were preliminary.

Use of Funds for Fiscal 2003

During Fiscal 2003, the Company estimates that it might expend $140,000 on general/administrative expenses; although, this figure is subject to uncertainties including any possible acquisitions.  It is impossible to estimate the probable expenditures associated with any possible acquisitions that might be consummated during Fiscal 2003.  The Company is in negotiations to acquire an interest in two diamond-exploration properties in Quebec, Canada; the acquisition cost might approximate $17,500 and the issuance of 75,000 common shares.

Anticipated Changes to Facilities/Employees

The Company has no plans to acquire any new facilities.  The Company has no plans to add any additional personnel; however, if a business acquisition is consummated, additional personnel might be required.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

The Company was incorporated in British Columbia on 5/31/1984.

From incorporation into Fiscal 1992, the Company was involved in the exploration of mineral properties.  From 1992 to July 1999, the Company was inactive.

From July 1999 to February 2001, the Company was active in attempting to acquire Biopath Research Inc. (“Biopath”).  Biopath is engaged in the business of research regarding and the design and development of innovative medical diagnostic products for use in homes/hospitals/physicians' offices as well as other point of care locations.  Pursuant to the 7/28/1999 purchase agreement, the Company agreed to: issue 2,625,000 performance common shares; issue 500,000 warrants at $1.12 per share in four equal installments; and to advance $300,000 to Biopath for demand promissory notes.  The Company advanced $248,600 and $49,797 during Fiscal 2000/Fiscal 2001; the monies advanced by the Company to Biopath, being $298,397, are secured by a first fixed and floating charge upon all the assets of Biopath and an assignment of invention.

Effective February 2001, the Company ceased pursuing the acquisition of Biopath.  The Company wrote off the $49,418 of deferred acquisition costs in Fiscal 2003.  The Company anticipates that its secured advances to Biopath will not be collected, resulting in a $298,397 write-off in Fiscal 2002.

The Company is in negotiations to acquire a 25 percent undivided interest in two diamond properties, totaling approximately 38,000 acres located in the Otish Mountain, Quebec area (the “Properties”).  The anticipated terms of the deal would include the payment of $17,500 and the issuance of 75,000 common shares of the Company to the vendor, which would be valued at fair market value on the date the Company entered into negotiations with the vendor.  The Properties are subject to a 2% gross over-riding royalty on diamonds and a 2% net smelter return on all other minerals.  The vendor has expended $35,000 on exploration of the two diamond properties to date, which is the very early stage of exploration; but, which is adjacent to other explored properties.

Private Placement Financings

iscal 1999:     200,000 Warrants Exercised at $0.30

                 500,000 Units Sold at         $0.63 per unit

Fiscal 2000:     800,000 Warrants Exercised at $0.35

Fiscal 2001:     None

Fiscal 2002:     993,854 shares issued for $119,262 in debt

               1,200,000 Units Sold at $0.10 per unit

Fiscal 2003:     400,000 Warrants Exercised at $0.10

Fiscal 2004-to-Date:  None

Liquidity and Capital Resources

Fiscal 2003 Ended 2/28/2003

Working Capital deficit was ($70,257) at 2/28/2003.

Cash used in Fiscal 2003 Operating Activities totaled ($131,482), including the ($132,362) Net Loss; the only significant adjusting item was a $20,507 change in non-cash working capital items.  Cash used in Investing Activities was $nil.  Cash provided by Financing Activities was $106,886, including the $66,886 “due to and loans from related parties" and $40,000 in common shares issued for cash.

Fiscal 2002

Effective 1/11/2002, the Company closed a private placement of 1,200,000 Units at a price of $0.10 per Unit.  Each Unit consists of one common share and one non-transferable share purchase warrant (a “Warrant”).  Each Warrant entitles the holder to purchase an additional common share at a price of $0.10 until 1/3/2004.

Working Capital was ($45) at 2/28/2002.

Working Capital was ($151,911) at 2/28/2001.

Cash used in Fiscal 2002 Operating Activities totaled ($126,801), including the ($452,013) Net Loss; the only significant adjusting item was a ($298,397) write-off of advances to Biopath and a ($8,978) allowance for bad and doubtful debts.  Cash used in Investing Activities was $nil.  Cash provided by Financing Activities was $130,997, including the $120,000 shares issued for cash, ($12,505) in loan advances, and ($1,508) in excess checks written over funds on deposit.

Results of Operations

Fiscal 2003 Ended 2/28/2003

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

Operating Expenses for Fiscal 2003 Ended 2/28/2003 were $132,364 compared to $452,033 for last year; the decrease relates primarily to the Company reduction in bad debts/advances to Biopath written off last year.  Rent/administrative fees were $30,000, unchanged from last year.  Management fees were $30,000, unchanged from last year.  Consulting fees were $24,715 compared with $8,784 for last year.  Net Loss for was ($132,362).  Loss Per Share was ($0.03).

Fiscal 2002

The Company did not complete the purchase of Biopath, a company involved in the design and development of innovative medical diagnostic equipment.  The Company holds a General Security Agreement over all the assets of Biopath, including an assignment of invention; the acquisition costs ($298,397) incurred by the Company were written-off at yearend.

Management of the Company is currently pursuing other projects of merit for acquisition or on a joint-venture basis; but, none yet are probable.

Operating Expenses for Fiscal 2002 were $452,033 compared to $189,898 in the same period last year.  Advances to Biopath written off at $298,397 was the largest category; during the year management deemed these advances ($298,397) to be uncollectible.  Professional fees at $38,050 were up 38% from last year because the Company incurred more legal fees to access it remedies under its General Security Agreement with Biopath.  Rent was $30,000, a increase of $6,000 from last year.  Consulting fees were $8,784 compared with $9,150 last year.

Net Loss for Fiscal 2002 was ($452,013).  Loss Per Share for Fiscal 2002 was ($0.18).

Fiscal 2001/2000/1999, Ended February 28th

Operating Expenses for Fiscal 2001/2000/1999, respectively, were $189,898, $286,384 and $133,677.  Such costs were kept minimal in response to the limited activity.

The largest categories for Fiscal 1999 were: management fees ($31,250), office/miscellaneous ($25,295) and travel/promotion ($17,649).  The largest categories for Fiscal 2000 were: professional fees ($77,395), management fees ($62,500), travel/promotion ($32,608) and office/miscellaneous ($24,000); the expenses doubled during Fiscal 2000 because the Company was in the process of attempting a reverse takeover of Biopath.  The largest categories for Fiscal 2001 were: acquisition costs on Biopath written off ($49,418); management fees ($60,000), rent ($24,000), and professional fees ($23,276); the expenses fell in half during Fiscal 2001 because the Company became less active Following the failure to complete the reverse takeover of Biopath.

Net Loss for Fiscal 2001/2000/1999 was ($189,545), ($284,153) and ($131,813), respectively.

Loss Per Share for Fiscal 2001/2000/1999 was ($0.11), ($0.20) and ($0.10), respectively.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and notes thereto as required are attached hereto and found immediately following the text of this Annual Report.  The audit report of J.A. Minni & Company, independent certified general accountants, is included herein immediately preceding the audited financial statements.

Audited Financial Statements: Fiscal 2003/2002

Auditors’ Report, dated 5/22/2003

Balance Sheets at 2/28/2003 and 2/28/2002

Statements of Loss and Deficit

 For the years ended 2/28/2003 and 2/28/2002

Statements of Cash Flows

 For the years ended 2/28/2003 and 2/28/2002

Notes to Financial Statements

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         ON ACCOUNTING AND FINANCIAL DISCLOSURE

 --- No Disclosure Necessary ---

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Table No. 3 lists as of 5/26/2003 the names of the Directors of the Company.  The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

Table No. 3

Directors

______________________________________________________________________________

______________________________________________________________________________

                                                                    Date First

                                                                       Elected

Name                                                 Age          or Appointed

------------------------------------------------------------------------------

Harry Chew                                            42         February 1999

Sonny Chew                                            34             July 2000

David J.L. Williams                                   49             July 2000

______________________________________________________________________________

______________________________________________________________________________

Table No. 4 lists as of 5/26/2003 the names of the Executive Officers of the Company.  The Executive Officers serve at the pleasure of the Board of Directors.

Table No. 4

Executive Officers

______________________________________________________________________________

______________________________________________________________________________

                                                                       Date of

Name              Position                                 Age  Board Approval

------------------------------------------------------------------------------

Harry Chew        President                                 42   February 1999

Terrance G. Owen  Secretary                                 57     August 2002

______________________________________________________________________________

______________________________________________________________________________

Business Experience

Harry Chew, President and a Director of the Company, is a graduate of Simon Fraser University in Burnaby, British Columbia and has been a Certified General Accountant since 1986.  He also is: President of Myntek Management Services Inc., since 1986, a private company providing management services; and President of the Pacific Paragon Group of Companies, since 1993, private companies providing management consulting services.  Mr. Chew currently is a director and/or officer of the following public Canadian companies: Cierra Pacific Ventures Ltd., Paradym Ventures Inc., and Pacific Stratus Ventures Ltd.  He devotes about one-third of his time to the affairs of the Company.  He lives in Vancouver, British Columbia, Canada.

Sonny Chew, Director of the Company, is a graduate of Simon Fraser University in Burnaby, British Columbia.  He also is: President of Wynson Management Services Ltd., since 1992, a private management and bookkeeping consulting company; and Director of Finance and Administration of the Pacific Paragon Group of Companies, since 1993, private companies providing management consulting services.  Mr. Chew is a director and/or officer of the these public Canadian companies: Cierra Pacific Ventures Ltd., Pacific Rodera Ventures Inc., Paradym Ventures Inc., and Pacific Stratus Ventures Ltd.  He devotes about one-fourth of his time to the affairs of the Company.  He lives in Vancouver, British Columbia, Canada.

Terrance G. Owen, Corporate Secretary of the Company, obtained a Bachelor of Science (with honors) in Biology from the University of Victoria in 1968, a Masters degree in Biology from the University of New Brunswick in 1970, a Ph.D. in Zoology from the University of British Columbia in 1974 and a Masters in Business Administration from Simon Fraser University in British Columbia in 1991.  Mr. Owen is President and CEO of Duft Biotech Capital Ltd. a public Canadian capital pool company in the midst of acquiring Alda Pharmaceuticals a private British Columbia pharmaceutical corporation engaged in the development and commercialization of innovative infection control products based on its proprietary technology.  He lives in New Westminister, British Columbia, Canada.

David J.L. Williams, a Director of the Company, a former professional hockey player, has been employed since March 1983 by TWE Enterprises Ltd., a private company providing management consulting services.  Mr. Williams is a director and/or officer of the following public Canadian companies: Cierra Pacific Ventures Ltd., Pacific Rodera Ventures Inc., Paradym Ventures Inc., and Pacific Stratus Ventures Ltd.  He lives in West Vancouver, British Columbia, Canada.

Involvement in certain legal proceedings

There have been no events during the last five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person including:

a)  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b)  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

c)  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities;

d)  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Family Relationships

Sonny Chew is the brother of Harry Chew.  Other than this, there are no family relationships between any of the officers or directors of the Company.

Other Relationships/Arrangements

There are no arrangements or understandings between any two or more Directors or Executive Officers, pursuant to which he/she was selected as a Director or Executive Officer.  There are no material arrangements or understandings between any two or more Directors or Executive Officers.

Compliance with Section 16(a) of the Exchange Act.

The Company is not subject to Section 16(a) of the Exchange Act.

Audit Committee Financial Expert

The Company yet does not have an "audit committee expert" serving on its audit committee; the Company will be required to comply with this pending new United States standard for its fiscal year ending February 29, 2004.

Code of Ethics

The Company yet has not adopted a written "code of ethics" that meets the new United States' standards; the Board of Directors believes that existing Canadian standards and procedures is adequate for its purposes; the Company will be required to comply with this pending new United States standard for its fiscal year ending February 29, 2004.

ITEM 10.  EXECUTIVE COMPENSATION

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2003, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

Total compensation paid/accrued (directly/indirectly) to all Officers/ Directors for Fiscal 2003 was $30,000, including $30,000 paid to Myntek Management Services Inc..  No stock options/SARS were granted or exercised during the most recent fiscal year.  No other compensation was granted.

Management functions of the Company are not to any substantial degree performed by a person other than the directors or senior officers of the Company.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President & Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus G.S.T. plus reasonable expenses related to the performance of its duties.  For the year ended 2/28/2003, management fees in the amount of $30,000 were paid or accrued to Myntek Management Services Inc.

During Fiscal 2003, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.  The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2004 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per Executive Officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is a publicly-owned corporation, the shares of which are owned by United States, Canadian, and residents of other countries.  The Company is not controlled directly/indirectly by another corporation/any foreign government.

Table No. 5 lists as of 5/26/2003 all persons/companies the Registrant is aware of as being the beneficial owner of 5% or more of the common stock of the Registrant.  All Officer/Director addresses c/o Bi-Optic Ventures Inc.: 1030 West Georgia Street, Suite #615, Vancouver, British Columbia  V6E 2Y3.

Table No. 5

Shareholdings of 5% Shareholders

______________________________________________________________________________

______________________________________________________________________________

Title of                                        Amount and Nature   Percent of

   Class    Name of Beneficial Owner         Beneficial Ownership      Class #

------------------------------------------------------------------------------

  Common    Harry Chew (1)                                328,750         7.5%

  Common    607286 BC Ltd. (2)                            600,000        12.9%

  Common    461886 BC Ltd. (3)                            400,000         8.8%

  Total     Five Percent Shareholders                   1,328,750        29.2%

------------------------------------------------------------------------------

(1)  123,500 shares are held indirectly by Pacific Paragon Investment Fund Ltd a private company controlled 50% by the spouse of Mr. Chew and

             50% by Mrs. Jodie Nitta.

     Includes an additional 21, 000 shares owned by Ellen Chew, his spouse,

     where he disavows beneficial interest and does not have voting or disposition control.

(2)  300,000 represent share purchase warrants.

     This Company is controlled by Richard T. Nomura.

     Its primary address is 460 Nanaimo Street, #301, Vancouver, BC   V5L 4W3.

(3)  200,000 represent share purchase warrants.

     This Company is controlled by Theodore Y. Nitta.

     Its primary address is 2680 Shell Road, #243, Richmond, BC   V6X 4C9.

#  Based on 4,364,235 shares outstanding as of 5/26/2003 and currently exercisable share purchase warrants held by each shareholder.

______________________________________________________________________________

Table No. 6 lists as of 5/26/2003 all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group.

Table No. 6

Shareholdings of Directors and Executive Officers

______________________________________________________________________________

______________________________________________________________________________

Title                                               Amount and Nature  Percent

   of                                                   of Beneficial       of

Class    Name/Address of Beneficial Owner                   Ownership  Class #

------------------------------------------------------------------------------

Common   Harry Chew (1)                                       328,750     7.5%

Common   Sonny Chew (2)                                       100,000     2.2%

Common   Terrance G. Owen (3)                                  90,000     2.1%

Common   David J.L. Williams (4)                               62,000     1.4%

Total Directors and Officers                                  580,750    13.2%

------------------------------------------------------------------------------

(1)  123,500 shares are held indirectly by Pacific Paragon Investment Fund Ltd a private company controlled 50% by the spouse of Mr. Chew and

             50% by Mrs. Jodie Nitta.

     Includes an additional 21, 000 shares owned by Ellen Chew, his spouse,

     where he disavows beneficial interest and does not have voting or disposition control.

(2)  100,000 of these represent share purchase warrants.

(3)   90,000 are held indirectly by 503213 B.C. Ltd., a private company controlled by Mr. Owen.

(4)   62,000 shares are held indirectly by TWE Enterprises Ltd., a private company controlled 50% by Mr. Williams and 50% by his spouse.

(5)  All address are c/o the Company:

         Bi-Optic Ventures Inc.

         1030 West Georgia Street, Suite #615

         Vancouver, B.C.  V6E 2Y3

#  Based on 4,364,235 shares outstanding as of 5/26/2003 and currently exercisable share purchase warrants held by each shareholder.

______________________________________________________________________________

______________________________________________________________________________

Securities authorized for issuance under equity compensation plans.

 --- No Disclosure Necessary ---

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management functions of the Company are not to any substantial degree performed by a person other than the directors or senior officers of the Company.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President & Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus G.S.T. plus reasonable expenses related to the performance of its duties.  For the fiscal years ended 2/28/2003, 2/28/2002, and 2/28/2001, respectively, management fees in the amount of $30,000, $30,000 and $60,000 were paid or accrued to Myntek Management Services Inc.

During Fiscal 2001, the Company borrowed $24,000 from Pacific Paragon Investment Fund Ltd., a private company owned as to 50% by the spouse of Harry Chew, to fund operations.  No interest is paid on such borrowings and there is no formal date for repayment.

During Fiscal 2002, the Company borrowed: $700 from Harry Chew, $535 from Sonny Chew, $3,000 from Myntek Management Services Inc., and $5,185 from Pacific Paragon Investment Fund Ltd., to fund operations.  These amounts are unsecured, are non-interest bearing, and are repayable after 3/31/2003.

Other than described above, there have been no transactions since 2/29/2000, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 13.  INDEX TO EXHIBITS/DESCRIPTION OF EXHIBITS

 2.  Plan of acquisition, reorganization, arrangement,

     liquidation, or succession:  No Disclosure Necessary

 3.  Incorporated by reference to Form 10-SB Registration Statement

     Filed 3/13/2002, as amended.

 4.  Instruments defining the rights of holders, incl. indentures

     --- Refer to Exhibit #3 ---

 9.  Legality: No Disclosure Necessary.

10.  Material Contracts:

     Incorporated by reference to Form 10-SB Registration Statement

     Filed 3/13/2002, as amended;

11.  Statement re: Computation of Per Share Earnings: No Disclosure Necessary

16.  Letter on Change of Certifying Accountant: No Disclosure Necessary

18.  Letter on change in accounting principles: No Disclosure Necessary

20.  Other documents or statements to security holders: No Disclosure Necessary

21.  Subsidiaries of the Registrant: No Disclosure Necessary

22.  Published report regarding matters submitted to vote

      --- Incorporated by reference to Form 10-SB Registration Statement

          Filed 3/13/2002, as amended, and Form 10-QSB's ---

23.  Consent of Auditors

24.  Power of Attorney: No Disclosure Necessary

99.  CEO Certification Accompanying Periodic Report

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (18 U.S.C. Section 1350)

Reports on Form 8K

The registrant filed the following reports on Form 8K during the fiscal year ended February 28, 2003:

Date filed

Form Type

Item(s)

Sept. 15, 2002

   8K

ITEM 14.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report ("Date of Evaluation"), an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The Company's disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to the Company's management, and made known to the Company's Chief Executive Officer and Chief Financial Officer, including the period when this Annual Report on Form 20-F was prepared, as appropriate to allow timely decision regarding the required disclosure.

There have been no significant changes in the Company's internal controls or the occurrence of events or other factors that could significantly affect these controls, subsequent to the Date of Evaluation.  Nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

BI-OPTIC VENTURES INC.

FINANCIAL STATEMENTS

FEBRUARY 28, 2003 AND 2002

(Prepared in Canadian dollars)

AUDITOR’S REPORT

BALANCE SHEETS

STATEMENTS OF OPERATIONS AND DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

J.A. MINNI & ASSOCIATES INC.

SUITE 1104-750 WEST PENDER STREET

CERTIFIED GENERAL ACCOUNTANT

VANCOUVER, BRITISH COLUMBIA

CANADA V6C 2T8

Jerry A. Minni, C.G.A. *

Geoffrey S. V. Pang, C.G.A., FCCA **

TELEPHONE:  (604)683-0343

FAX:  (604)683-4499

*   Incorporated Professional

** Associate

AUDITOR’S REPORT

To the Shareholders,

Bi-Optic Ventures Inc.

I have audited the balance sheets of BI-OPTIC VENTURES INC. as at February 28, 2003 and 2002, and the statements of operations, deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

With respect to the financial statements I conducted my audit in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards.  Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In my opinion, these financial statements present fairly, in all material respects, the financial position of  the Company as at February 28, 2003 and 2002 and the results of its operations and changes in its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.  As required by the British Columbia Company Act, I report that, in my opinion, these principles have been applied on a consistent basis.

“J.A. Minni & Associates Inc”

CERTIFIED GENERAL ACCOUNTANT

Vancouver, B.C.

May 22, 2003

COMMENTS FOR US READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 1 to the financial statements.  My report to the directors dated May 22, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor’s report when these are adequately disclosed in the financial statements.

“J.A. Minni & Associates Inc”

CERTIFIED GENERAL ACCOUNTANT

Vancouver, BC

May 22. 2003

BI-OPTIC VENTURES INC.

BALANCE SHEETS AS AT FEBRUARY 28, 2003 AND 2002

ASSETS

2003

2002

CURRENT

Cash

$

$

4,196

GST recoverable

3,891

3,402

Due by related parties (Note 5)

650

1,500

Prepaid expenses and deposits

         -

     5,000

4,648

14,098

CAPITAL ASSETS, at cost net of accumulated

amortization of $6,028 (2002 - $5,148)

     3,472

     4,352

$

     8,120

$

    18,450

LIABILITIES

CURRENT

Accounts payable and accrued liabilities

$

74,905

$

58,908

LOANS FROM AND AMOUNTS DUE TO

RELATED PARTIES   (Note 5)

    86,375

    20,340

   161,280

    79,248

SHAREHOLDERS’ DEFICIENCY

SHARE CAPITAL (Note 4)

2,639,192

2,599,192

DEFICIT

(2,792,352)

(2,659,990)

  (153,160)

   (60,798)

$

     8,120

$

    18,450

APPROVED BY THE DIRECTORS:

“Harry Chew”

“Sonny Chew”

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

STATEMENTS OF OPERATIONS AND DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2003, 2002, AND 2001

2003

2002

2001

REVENUE

$

      2

$

     20

$

EXPENSES

Acquisition costs of Biopath

    written off

$

-

$

-

$

49,418

Amortization

880

1,114

1,412

Advances to Biopath written off

   (note 3)

-

298,397

-

Bad debts written off

-

8,978

2,903

Bank charges and interest

3,471

Consulting

24,715

8,784

9,150

Cost recovery

-

-

(11,123)

Management fees

30,000

30,000

60,000

Office and miscellaneous

2,397

2,461

4,994

Professional fees

24,600

38,050

23,276

Project evaluation

-

12,500

-

Rent

30,000

30,000

24,000

Shareholder information and

   public relation

1,658

1,187

2,854

Telephone

1,201

1,422

4,633

Transfer agent and regulatory

   fees

8,435

11,748

9,043

Travel and promotion

   8,062

   3,921

   8,796

 132,364

 452,033

 189,898

NET LOSS FOR THE YEAR

(132,362)

(452,013)

(189,545)

DEFICIT, BEGINNING OF YEAR

(2,659,990)

(2,207,977)

(2,018,432)

DEFICIT, END OF YEAR

$(2,792,352)

$(2,659,990)

$(2,207,977)

BASIC AND DILUTED LOSS PER SHARE

$

  (0.03)

$

  (0.18)

$

  (0.11)

WEIGHTED AVERAGE NUMBER OF

SHARES OUTSTANDING

4,165,742

2,535,958

1,770,381

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2003, 2002, AND 2001

2003

2002

2001

OPERATING ACTIVITIES

Net loss for the year

$(132,362)

$(452,013)

$(189,545)

Items not involving cash:

Amortization

1,114

1,412

Bad and doubtful debts

-

8,978

-

Advances to Biopath written

    off

-

298,397

-

Cost recovery

       -

       -

  11,123

(131,482)

(143,524)

(177,010)

Cash provided (used) by net

   changes in non-cash working

   capital items:

Increase in GST receivable

(489)

(1,105)

5,944

Decrease (increase) in prepaid

    expenses

5,000

(5,000)

8,206

Increase (decrease) in accounts

   payable and accrued

   liabilities

  15,996

  22,828

  32,094

(110,975)

(126,801)

(130,766)

FINANCING ACTIVITIES

Common shares issued for cash

40,000

120,000

-

Due to and loans from related

    parties

66,886

12,505

147,030

Excess of cheques written over

   Funds on deposit

       -

  (1,508)

   1,508

 106,886

 130,997

 148,538

INVESTING ACTIVITIES

Advances to Biopath

       -

       -

 (49,797)

INCREASE (DECREASE) IN CASH

(4,089)

4,196

(32,025)

CASH, BEGINNING OF YEAR

   4,196

       -

  32,025

CASH, END OF YEAR

$

    107

$

  4,196

$

      -

Non-cash financing and investing activities include the following:

Acquisition costs on investment

   in Biopath

$

-

$

-

$

49,418

Common shares issued for debts

   settlement

$

-

$

119,263

$

-

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2003 AND 2002

1.

NATURE AND CONTINUANCE OF BUSINESS

The Company has been designated as inactive by the TSX Venture Exchange.  The Company was previously in the mining business, operating as a junior mining company.  On April 6, 2001, the Company changed its name from Royal Rock Ventures Inc. to Bi-Optic Ventures Inc.  The Company is evaluating other business interests and projects.

The financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes that the Company will continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business.  The ability of the Company to continue as a going concern is dependent upon, amongst other things, the continued financial support of the related parties and its ability to obtain the necessary financing for working capital, and ultimately upon its ability to generate future profitable operations.

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

c)

Loss Per Share

Loss per share has been calculated based on the weighted average number of shares outstanding during the year.  Diluted earnings per share considers the dilutive impact of the conversion of outstanding stock options and warrants as if the events had occurred at the beginning of the year.  Due to the losses, potentially dilutive securities are excluded from the calculation of diluted loss per share, as they were antidilutive.  Therefore, there is no difference in the calculation of basic and diluted loss per share.

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2003 AND 2002

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

e)

Stock Based Compensation

No compensation expense is recognized when stock or stock options are issued to employees.  Any consideration paid by employees on exercise of stock options or purchase of stock is credited to share capital.

3.

ADVANCES TO BIOPATH WRITTEN OFF

The Company entered into an agreement dated July 28, 1999 to purchase all the issued and outstanding shares in Biopath Research Inc. (“Biopath”), incorporated under the laws of Yukon Territory, Canada.  As consideration the Company agreed on the following:

a)

To issue 2,625,000 performance shares of the Company;

b)

To issue non-transferable warrants to purchase 500,000 additional common shares at $ 1.12 per share in four equal instalments; and

c)

To advance $300,000 to Biopath for demand promissory notes which are secured by first fixed and floating charges upon all the assets of Biopath and an assignment of any invention.

Total advances of $298,397 to Biopath were fully written off in the year ended February 28, 2002, as management had determined that they were not recoverable.

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2003 AND 2002

4.

SHARE CAPITAL

a)

Authorized

100,000,000 Common shares without par value.

b)

Issued and fully paid

 Number of

   shares        Amount

Balance, February 28, 2001

3,540,763

$

2,359,929

Share consolidation

(1,770,382)

-

Issued pursuant to debt

  settlement

 993,854

119,263

Issued pursuant to private

  placement

1,200,000

  120,000

Balance, February 28, 2002

3,964,235

2,599,192

Issued pursuant to warrants

  exercised

  400,000

   40,000

Balance, February 28, 2003

4,364,235

$2,639,192

During the year ended February 28, 2002 the common shares of the Company had been consolidated on the basis of one new share for every two old shares by a special resolution passed at the annual general meeting held on August 28, 2000.  The authorized share capital of the Company had been increased, after the consolidation, to 100,000,000 common shares without par value.

c)

Shares held in Escrow

As at February 28, 2003, there were no shares held in escrow (2002-Nil).

d)

Share Purchase Warrants

As at February 28, 2003, share purchase warrants for 800,000 (2002 – 1,200,000) shares were outstanding.  These warrants entitle the holders to purchase 800,000 shares at $0.10 per share for a two year period to January 3, 2004.

e)

Stock Options

There were no stock options outstanding as at February 28, 2003 (2002-Nil).

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2003 AND 2002

5.

RELATED PARTY TRANSACTIONS

a)

During the year the Company paid management fees of $30,000 (2002 - $30,000) and rent of $30,000 (2002 - $30,000) to companies controlled by directors.

b)

During the year the Company paid $11,000 (2002 - $8,450) for accounting and professional services to a company in which a director has an interest.

c)

The amount due to and loans from related parties are non-interest bearing, unsecured, with no fixed terms of repayment.  The amount due by related parties of $650 is non interest bearing, unsecured, and repayable on demand.

d)

During the year ended February 28, 2002, 673,290 common shares at $0.12 per share were issued to companies controlled by a director in settlement of the debts due to them.

6.

DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES.

The Company follows Canadian generally accepted accounting principles which are different in some respects from those applicable in the United States as follows:

a)

Loss Per Share

Under US GAAP basic loss per share is calculated by dividing loss over the weighted average number of common shares outstanding during the year.  The weighted average number of common shares outstanding excludes any shares that remain in escrow, but may be earned out based on the Company meeting certain performance criteria.  Under Canadian GAAP the calculation of basic loss per share is similar except that escrowed shares are included in determining the weighted average number of shares outstanding.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.  There were no outstanding stock options and shares held under escrow at February 28, 2003, 2002 and 2001.

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2003 AND 2002

6.

DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES. - continued

Feb 28,

Feb 28,

Feb 28,

2003

2002

2001

Weighted average number of

shares outstanding:

Per Canadian GAAP

4,165,742

2,535,958

1,770,381

Per US GAAP

4,165,742

2,535,958

1,770,381

Net loss per US GAAP

$(132,362)

$(491,767)

$(189,545)

Net loss per Canadian

  GAAP

$(132,362)

$(452,013)

$(189,545)

Loss per share per

US GAAP (basic and

  diluted)

$

  (0.03)

$

  (0.19)

$

  (0.11)

Loss per share per

Canadian GAAP (basic

  and diluted)

$

  (0.03)

$

  (0.18)

$

  (0.11)

b)

Impairment Losses

Statement of Financial Accounting Standards No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review for recoverability, the Company should estimate future cash flows expected to result from the asset and its eventual disposition.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized.  Impairment losses resulting from the application of the statement should be reported in the period in which the recognition criteria are met.  The Company’s long lived assets are only capital assets.

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2003 AND 2002

6.

DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES. - continued

c)

Stock Options

The Company follows APB 25 for options granted to employees and directors.  For employees and directors, compensation expense is recognized under the intrinsic value method.  Under this method, compensation cost is the excess, if any, of the quoted market price at grant date over the exercise price.  Such expense is reflected over the service period; if for prior services, expensed at date of grant; if for future services, expensed over vesting period.  There were no stock options granted or outstanding at February 28, 2003 and 2002.

d)

Shares for Debt Settlement

US GAAP requires the issuance of shares to be recorded at its fair value.  The stock’s trading price of $0.16 per share at the date of the debt settlement agreements represented the best estimate of the fair value.

The impact of the foregoing on the financial statements is as follows:

Feb. 28,

 Feb 28,

Feb 28,

Balance Sheets

2003

2002

2001

Total assets per Canadian and

  US GAAP

$   8,120

$

  18,450

$

 315,138

Total liabilities per Canadian

  and US GAAP

$

161,280

$

 79,248

$

163,186

Deficit, end of year per

  Canadian GAAP

$(2,792,352)

$(2,659,990)

$(2,207,977)

Adjustment for valuation

  of shares for debt

  settlement

(39,754)

(39,754)

      -

Deficit, end of year per US

  GAAP

$(2,832,106)

$(2,699,744)

$(2,207,977)

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2003 AND 2002

6.

DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES - continued

Feb. 28,

 Feb 28,

Feb 28,

Balance Sheets

2003

2002

2001

Share capital per Canadian

  GAAP

$2,639,192

$

2,599,192

$

2,359,929

Adjustment for fair value of

  shares for debt settlement

  39,754

  39,754

       -

Share capital per US GAAP

$2,678,946

$2,638,946

$2,359,929

Total shareholders’ equity

  per Canadian  and US GAAP

$(153,160)

$ (60,798)

$ 151,952

Feb. 28,

Feb. 28,

Feb. 28,

Statements of Deficit

2003

2002

2001

Net loss per Canadian GAAP

$(132,362)

$(452,013)

$(189,545)

Adjustment for undervaluation

  of shares for debt settlement

       -

 (39,754)

       -

Net loss per US GAAP

$(132,362)

$(491,767)

$(189,545)

Feb. 28,

Feb. 28,

Feb. 28,

Statements of cash flows

2003

2002

2001

Cash flows from operating

  activities per Canadian GAAP

$ (110,975)

$

(126,801)

$

(130,766)

Adjustment for undervaluation

 of shares for debt settlement

         -

  (39,754)

       -

Cash flows from operating

  activities per US GAAP

 (110,975)

(166,555)

(130,766)

Cash flows from financing

  activities per Canadian GAAP

106,886

130,997

148,538

Adjustment for undervaluation of

  shares for debt settlement

       -

  39,754

       -

Cash flows from financing

  activities per US GAAP

 106,886

 170,751

 148,538

Cash flows from investing

  activities per Canadian

  and US GAAP

       -

       -

 (49,797)

Increase (decrease) in cash per

 Canadian and US GAAP

$   (4,089)

$   4,196

$ (32,025)

SIGNATURE PAGE

Pursuant to the requirements of Section 12g of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for filing on Form 10-KSB and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bi-Optic Ventures Inc. --– SEC File # 0-49685

Registrant

Dated: May 27, 2003   By /s/ Harry Chew

                         Harry Chew, President/CEO/Director

Dated: May 27, 2003   By /s/ Sonny Chew

                         Sonny Chew, Director

CERTIFICATIONS

I, Harry Chew, certify that:

1. The registrant's other certifying officers and I have reviewed this Annual Report on Form 10-KSB of Bi-Optic Ventures Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

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

   Annual Report (the "Evaluation Date"); and

c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date:  May 27, 2003          /s/ Harry Chew______________________________

                                 Harry Chew, President, CEO and Director