Form 10QSB
period 2003-02-28
BI-OPTIC VENTURES INC
filed 2003-07-14
CIK 1168960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  May 31, 2003

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-49685

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

Common Shares without par value.

(Title of Class)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of 6/30/2003:   4,364,235 Common Shares w/o par value

Transitional Small Business Disclosure Format (Check one):Yes [ ]  No [X]

PART 1

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC.

FINANCIAL STATEMENTS

MAY 31, 2003

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

*   Incorporated Professional

** Associate

REVIEW ENGAGEMENT REPORT

The Shareholders,

Bi-Optic Ventures Inc.

I have reviewed the balance sheet of BI-OPTIC VENTURES INC. as at May 31, 2003 and the statements of operations, deficit and cash flows for the period of three months ended May 31, 2003.  My review was made in accordance with Canadian generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to me by the Company.

A review does not constitute an audit and consequently I do not express an audit opinion on these financial statements.

Based on my review, nothing has come to my attention that causes me to believe that these financial statements are not, in all material respects, in accordance with Canadian generally accepted accounting principles.

“J.A. Minni & Associates Inc.”

CERTIFIED GENERAL ACCOUNTANT

Vancouver, BC

July 11, 2003

BI-OPTIC VENTURES INC.

BALANCE SHEET AS AT MAY 31, 2003

(UNAUDITED)

ASSETS

May 31,

Feb. 28,

2003

2003

CURRENT

Cash

$

-

$

107

GST recoverable

3,658

3,891

Due by related parties (Note 4)

650

650

4,308

4,648

CAPITAL ASSETS, at cost net of accumulated

amortization of $6,218 (2003 - $6,028)

3,282

3,472

$

7,590

$

8,120

LIABILITIES

CURRENT

Excess of cheques written over funds on deposits

$

312

$

-

Accounts payable and accrued liabilities

58,941

74,905

59,253

74,905

LOANS FROM AND AMOUNTS DUE TO

RELATED PARTIES (Note 4)

129,108

86,375

188,361

161,280

SHAREHOLDERS’ DEFICIENCY

SHARE CAPITAL (Note 3)

2,639,192

2,639,192

DEFICIT

(2,819,963)

(2,792,352)

(180,771)

(153,160)

$

7,590

$

8,120

APPROVED BY THE DIRECTORS:

“Harry Chew”

“Sonny Chew”

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

STATEMENT OF OPERATIONS AND DEFICIT

FOR THE THREE MONTH PERIOD ENDED MAY 31, 2003

(UNAUDITED)

3 months ended May 31,

2003

2002

REVENUE

$

-

$

-

EXPENSES

Amortization

190

240

Bank charges and interest

69

76

Consulting

3,770

4,034

Management fees

7,500

7,500

Office and miscellaneous

429

544

Professional fees

6,600

3,800

Rent

7,500

7,500

Shareholder information and

public relation

-

303

Transfer agent and regulatory fees

474

912

Travel and promotion

1,079

1,069

27,611

25,978

NET LOSS FOR THE PERIOD

(27,611)

(25,978)

DEFICIT, BEGINNING OF PERIOD

(2,792,352)

(2,659,990)

DEFICIT, END OF PERIOD

$

(2,819,963)

$

(2,685,968)

LOSS PER SHARE

$      (0.006)

$       (0.007)

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTH PERIOD ENDED MAY 31, 2003

(UNAUDITED)

3 months ended May 31,

2003

2002

OPERATING ACTIVITIES

Net loss for the period

$

(27,611)

$

(25,978)

Items not involving cash:

Amortization

190

240

Cash provided (used) by net changes in

non-cash working capital items:

Decrease (increase) in GST recoverable

233

1,939

Decrease (increase) in prepaid expenses

and deposits

-

5,000

Increase (decrease) in amounts payable

and accrued liabilities

(15,964)

(251)

(43,152)

(19,050)

FINANCING ACTIVITIES

Due to and loans from related parties

42,733

14,800

Excess of cheques written over funds

    on deposit

312

54

43,045

14,854

DECREASE IN CASH

(107)

(4,196)

CASH, BEGINNING OF PERIOD

107

4,196

CASH, END OF PERIOD

$

-

$

-

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MAY 31, 2003

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

c)

Loss Per Share

Loss per share has been calculated based on the weighted average number of shares outstanding during the period.  Diluted earnings per share considers the dilutive impact of the conversion of outstanding stock options and warrants as if the events had occurred at the beginning of the period.  Due to the loses, potentially dilutive securities are excluded from the calculation of diluted loss per share, as they were antidilutive.  Therefore, there is no difference in the calculation of basic and dilutive loss per share.

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

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MAY 31, 2003

(UNAUDITED)

3.

SHARE CAPITAL

a)

Authorized

100,000,000 Common shares without par value.

b)

Issued and fully paid

Number of

shares

     Amount

Balance, February 28, 2002

3,964,235

$

2,599,192

Issued pursuant to warrants

  exercised

400,000

40,000

Balance, May 31, 2003, and

  February 28, 2003

4,364,235

$

2,639,192

c)

Shares held in Escrow

As at May 31, 2003, there were no shares held in escrow (Feb. 28, 2003-Nil).

d)

Share Purchase Warrants

Pursuant to the private placement of 1,200,000 common shares at $0.10 per share, 1,200,000 non-transferable share purchase warrants were issued which entitle the holders to purchase 1,200,000 shares at $0.10 per share for a two year period to January 3, 2004 (400,000 exercised.)

e)

Stock Options

There were no stock options outstanding as at May 31, 2003, (Feb. 28, 2003-Nil).

4.

RELATED PARTY TRANSACTIONS

a)

During the period the Company paid management fees of $7,500 (2002 - $7,500), rent, accounting and professional services of $10,000 (2002 - $9,500) to companies controlled by directors.

b)

The amounts due to and loans from related parties are non-interest bearing, unsecured, with no fixed terms of repayment.  The amount due by related parties of $650 is non interest bearing, unsecured, and repayable on demand.

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MAY 31, 2003

(UNAUDITED)

5.

DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

The Company follows Canadian generally accepted accounting principles which are different in some respects from those applicable in the United States as follows:

(a)

Loss Per Share

Under US GAAP basic loss per share is calculated by dividing loss over the weighted average number of common shares outstanding during the year.  The weighted average number of common shares outstanding excludes any shares that remain in escrow, but may be earned out based on the Company meeting certain performance criteria.  Under Canadian GAAP the calculation of basic loss per share is similar except that escrowed shares are included in determining the weighted average number of shares outstanding.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.  There were no outstanding stock options nor shares held under escrow at May 31, 2003, February 28, 2003 and May 31, 2002.

May 31,

Feb 28,

May 31,

2003

2003

2002

Weighted average number of

shares outstanding:

Per Canadian GAAP

4,364,235

4,165,742

3,964,235

Per US GAAP

4,364,235

4,165,742

3,964,235

Net loss per US GAAP

$

(27,611)

$

(132,362)

$

(25,978)

Net loss per Canadian GAAP

$

(27,611)

$

(132,362)

$

(25,978)

Loss per share per

US GAAP (basic and diluted)

$       (0.006)

$         (0.03)

$       (0.007)

Loss per share per

Canadian GAAP (basic and diluted)

$      (0.006)

$         (0.03)

$       (0.007)

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MAY 31, 2003

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

c)

Stock Options

The Company follows APB 25 for options granted to employees and directors.  For employees and directors, compensation expense is recognized under the intrinsic value method.  Under this method, compensation cost is the excess, if any, of the quoted market price at grant date over the exercise price.  Such expense is reflected over the service period; if for prior services, expensed at date of grant; if for future services, expensed over vesting period.  There were no stock options granted or outstanding at May 31, 2003 and 2002, and at February 28, 2003.

The impact of the foregoing on the financial statements is as follows:

May 31,

 Feb 28,

Balance Sheets

2003

2003

Total assets per Canadian and US GAAP

$

7,590

8,120

Total liabilities per Canadian and US GAAP

$

188,361

$

161,280

Deficit, end of year per Canadian GAAP

$

(2,819,963)

$

(2,792,352)

Adjustment for valuation of shares for debt settlement

(39,754)

(39,754)

Deficit, end of period per US GAAP

$

(2,859,717)

$

(2,832,106)

Share capital per Canadian GAAP

$

2,639,192

$

2,639,192

Adjustment for fair value of shares for debt settlement

39,754

39,754

Share capital per US GAAP

$

2,678,946

$

2,678,946

Total shareholders’ equity per Canadian and US GAAP

$

(180,771)

$

(153,160)

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MAY 31, 2003

(UNAUDITED)

5.

DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES - continued

c)

Stock Options - continued

May 31,

May 31,

Statements of Deficit

 2003

2002

Net loss per Canadian and US GAAP

$

(27,611)

$

(25,978)

May 31,

May 31,

Statements of cash flows

2003

2002

Cash flows from operating activities per

Canadian and US GAAP

$

(43,152)

$

(19,050)

Cash flows from financing activities per

Canadian and US GAAP

43,045

14,854

Decrease in cash per Canadian

and US GAAP

$

(107)

$

(4,196)

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

Results of Operations

The trading of the Company’s common shares on the TSX Venture Exchange is regulated by the policies of the exchange that include various numerical maintenance thresholds regarding assets, funds expended on operations, and minimum working capital.  The Company has been designated as inactive by the TSX Venture Exchange and failed to submit a reactivation plan to meet Tier 2 maintenance requirements by 9/30/2002.  Accordingly, the Company’s common shares were suspended on 10/2/2002 from trading effective 10/3/2002 for the failure to maintain Tier Maintenance Requirements in accordance with Policy 2.5 and being designated an Inactive Issuer for a period greater than 18-months.  The Company is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis.  The common shares began trading on the NASD Electronic Bulletin Board in the United States on 4/16/2003; the symbol is BOVKF; and the closing price on 7/11/2003 was $0.03.

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 5/31/2003 had an accumulated deficit of ($2,819,963).  The net loss for the Three Months ended 5/31/2003 was ($27,611) compared to ($25,978) for the same period last year.  Increased losses relates primarily to the consulting fees and associated costs incurred with respects to the Company’s registration with the US Securities and Exchange Commission and listing on the NASD OTC Bulletin Board.

Operating Expenses for the Three Months Ended 5/31/2003 were $27,611 compared to $25,978 in the same period last year.  Consulting fees were $3,770 versus $4,034; management fees were $7,500 versus $7,500; rent was $7,500 versus $7,500; and professional fees were $6,600 versus $3,800.  Net Loss for the Three Months was ($27,611) versus ($25,978).  Loss Per Share was ($0.01) versus ($0.01).

The Company’s registration with the US Securities and Exchange Commission and listing on the NASD Electronic Bulletin Board has been completed.  The Company has pursued this avenue to improve corporate communication with its shareholders, especially those in the United States.

Liquidity and Capital Resources

Working Capital deficit was ($54,945) at 5/31/2003.

Cash used in Three Months Ended 5/31/2003 Operating Activities totaled ($43,152), including the ($27,611) Net Loss; the only significant adjusting item was a ($15,541) change in non-cash working capital items.  Cash used in Investing Activities was $nil.  Cash provided by Financing Activities was $43,054, including the $42,733 from “due to and loans from related parties”.  There are a total of 800,000 warrants at an exercise price of $0.10 that expire on 1/3/2004 still outstanding as at 5/31/2003.

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

Bi-Optic Ventures Inc. -– SEC File No. 0-49685

Registrant

Date: July 11, 2003       /s/ Harry Chew

                              Harry Chew, President/CEO/Director

CERTIFICATIONS

I, Harry Chew, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bi-Optic Ventures Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

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

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 11, 2003

/s/ Harry Chew__________________________________

Harry Chew, President/CEO and Director