Form 10QSB
period 2003-08-31
BI-OPTIC VENTURES INC
filed 2003-10-15
CIK 1168960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  August 31, 2003

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

Common Shares without par value.

(Title of Class)

Indicate the number of shares outstanding of each of the issuer's classes of common stock,as of 10/15/2003:   5,164,235 Common Shares w/o par value

Transitional Small Business Disclosure Format (Check one):Yes [ ]  No [X]

PART 1

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC.

FINANCIAL STATEMENTS

AUGUST 31, 2003

(Prepared in Canadian Dollars)

REVIEW ENGAGEMENT REPORT

BALANCE SHEET

STATEMENT OF OPERATIONS AND DEFICIT

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

J. A. MINNI & ASSOCIATES INC.   SUITE 1104-750 WEST PENDER STREET

CERTIFIED GENERAL ACCOUNTANT                     VANCOUVER, BRITISH COLUMBIA

                                                             CANADA  V6C 2T8

Jerry A. Minni, C.G.A.*                             TELEPHONE:  604-683-0343

Geoffrey S.V. Pang, C.G.A., FCCA **                       FAX:  604-683-4499

 * Incorporated Professional

** Associate

REVIEW ENGAGEMENT REPORT

The Shareholders,

Bi-Optic Ventures Inc.

I have reviewed the balance sheet of BI-OPTIC VENTURES INC. as at August 31, 2003 and the statements of operations, deficit and cash flows for the period of six months ended August 31, 2002.  My review was made in accordance with Canadian generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to me by the Company.

A review does not constitute an audit and consequently I do not express an audit opinion on these financial statements.

Based on my review, nothing has come to my attention that causes me to believe that these financial statements are not, in all material respects, in accordance with Canadian generally accepted accounting principles.

                                             “J.A. Minni & Associates Inc.”

                                               CERTIFIED GENERAL ACCOUNTANT

Vancouver, BC

October 6, 2002

BI-OPTIC VENTURES INC.

BALANCE SHEET AS AT AUGUST 31, 2003

(UNAUDITED)

ASSETS

 Aug 31,

Feb. 28,

   2003

   2003

CURRENT

Cash

$

-

$

107

GST recoverable

5,848

3,891

Due by related parties (Note 4)

650

650

6,498

4,648

CAPITAL ASSETS, at cost net of accumulated

amortization of $6,397 (2003 - $6,028)

3,103

3,472

$    9,601

$    8,120

LIABILITIES

CURRENT

Excess of cheques written over funds on deposits

$

1,017

$

-

Accounts payable and accrued liabilities

59,012

74,905

60,029

74,905

LOANS FROM AND AMOUNTS DUE TO

RELATED PARTIES (Note 4)

84,200

86,375

144,229

161,280

SHAREHOLDERS’ DEFICIENCY

SHARE CAPITAL (Note 3)

2,719,192

2,639,192

DEFICIT

(2,853,820)

(2,792,352)

(134,628)

(153,160)

$    9,601

$    8,120

APPROVED BY THE DIRECTORS:

“Harry Chew”

“Sonny Chew”

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

STATEMENT OF OPERATIONS AND DEFICIT

FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 2003

(UNAUDITED)

3 months ended Aug.31,

6 months ended Aug.31,

   2003

  2002

  2003

  2002

REVENUE

$       -

$       -

$       -

$       -

EXPENSES

Amortization

178

226

368

466

Bank charges and interest

80

209

149

285

Consulting

1,500

9,236

5,270

13,270

Management fees

7,500

7,500

15,000

15,000

Office and miscellaneous

186

1,101

615

1,645

Professional fees

9,252

4,730

15,852

8,530

Rent

7,500

7,500

15,000

15,000

Shareholder information and

public relation

1,969

735

1,969

1,038

Transfer agent and

    regulatory fees

4,046

3,455

4,520

4,367

Travel and promotion

    1,646

    4,029

    2,725

    5,098

   33,857

   38,721

   61,468

   64,699

NET LOSS FOR THE PERIOD

(33,857)

(38,721)

(61,468)

(64,699)

DEFICIT, BEGINNING OF PERIOD   (2,819,963)

(2,685,968)

(2,792,352)

(2,659,990)

DEFICIT, END OF PERIOD

$(2,853,820)

$(2,724,689)

$(2,853,820)

$(2,724,689)

LOSS PER SHARE

$  (0.007)

$  (0.010)

$  (0.013)

$  (0.016)

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 2003

(UNAUDITED)

3 months ended Aug.31,

6 months ended Aug.31,

   2003

  2002

  2003

  2002

OPERATING ACTIVITIES

Net loss for the period

$

(33,857)

$

(38,721)

$

(61,468)

$

(64,699)

Items not involving cash:

Amortization

178

226

368

466

Cash provided (used) by net changes in

non-cash working capital items:

Decrease (increase) in

        GST recoverable

(2,190)

(398)

(1,957)

1,541

Decrease (increase) in

        prepaid expenses

-

-

-

5,000

Increase (decrease) in

        amounts payable

   and accrued liabilities

   1,677

   4,933

 (15,892)

   4,682

 (34,192)

 (33,960)

 (78,949)

 (53,010)

FINANCING ACTIVITIES

Due-to/loans from related parties

(46,513)

8,104

(2,175)

22,904

Excess of cheques written over

funds on deposit

705

856

1,017

910

Proceeds from shares issued

  80,000

  25,000

  80,000

  25,000

  34,192

  33,960

  78,842

  48,814

DECREASE IN CASH

-

-

(107)

(4,196)

CASH, BEGINNING OF PERIOD

       -

       -

     107

  4,196

CASH, END OF PERIOD

$      -

$      -

$      -

$      -

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 2003

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

b)

Financial Instruments

The company’s financial instruments consist primarily of cash, GST recoverable, excess of cheques written over funds on deposit, accounts receivable, amounts due by related parties and accounts payable, and have their fair market values approximating their carrying values.

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

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 2003

(UNAUDITED)

3.  SHARE CAPITAL

a)

Authorized

100,000,000 Common shares without par value.

b)

Issued and fully paid

                                       Number of

shares         Amount

Balance, February 28, 2002

3,964,235     $2,599,192

Issued pursuant to warrants exercised

  400,000

   40,000

Balance, February 28, 2003

4,364,235

2,639,192

Issued pursuant to warrants exercised

  800,000

   80,000

Balance, August 31, 2003

5,164,235     $2,719,192

c)

Shares held in Escrow

As at August 31, 2003, there were no shares held in escrow (Feb. 28, 2003-Nil).

d)

Share Purchase Warrants

As at August 31, 2003 there were no outstanding share purchase warrants (Feb.28, 2003 – 800,000).

e)

Stock Options

There were no stock options outstanding as at August 31, 2003, (Feb. 28, 2003-Nil).

4.  RELATED PARTY TRANSACTIONS

      a)

During the period the Company paid or accrued management fees of $15,000 (2002 - $15,000), rent, accounting and professional services of $21,000 (2002 - $18,000) to companies controlled by directors.

b)

The amounts due to and loans from related parties are non-interest bearing, unsecured, with no fixed terms of repayment.  The amount due by related parties of $650 is non interest bearing, unsecured, and repayable on demand.

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 2003

(UNAUDITED)

5.  DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

The Company follows Canadian generally accepted accounting principles which are different in some respects from those applicable in the United States as follows:

(a)

Loss Per Share

Under US GAAP basic loss per share is calculated by dividing loss over the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding excludes any shares that remain in escrow, but may be earned out based on the Company meeting certain performance criteria.  Under Canadian GAAP the calculation of basic loss per share is similar except that escrowed shares are included in determining the weighted average number of shares outstanding.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.  There were no outstanding stock options nor shares held under escrow at August 31, 2003, February 28, 2003 and August 31, 2002.

Aug. 31,

Feb. 28,

Aug. 31,

2003

2003

2002

Weighted average number of

shares outstanding:

Per Canadian GAAP

4,577,278

4,165,742

4,002,278

Per US GAAP

4,577,278

4,165,742

4,002,278

Net loss per US GAAP

$  (61,468)

$

(132,362)

$  (64,699)

Net loss per Canadian GAAP

$  (61,468)

$

 (132,362)

$  (64,699)

Loss per share per

US GAAP (basic and diluted)

$   (0.013)

$   (0.03)

$   (0.016)

Loss per share per

Canadian GAAP (basic/diluted)

$   (0.013)

$   (0.03)

$   (0.016)

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 2003

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

c)

Stock Options

The Company follows APB 25 for options granted to employees and directors.  For employees and directors, compensation expense is recognized under the intrinsic value method.  Under this method, compensation cost is the excess, if any, of the quoted market price at grant date over the exercise price.  Such expense is reflected over the service period; if for prior services, expensed at date of grant; if for future services, expensed over vesting period.  There were no stock options granted or outstanding at August 31, 2003 and 2002, and at February 28, 2003.

The impact of the foregoing on the financial statements is as follows:

Aug. 31,

 Feb 28,

Balance Sheets

2003

2003

Total assets per Canadian and US GAAP

$   9,601

$   8,120

Total liabilities per Canadian/US GAAP

$ 144,229

$ 161,280

Deficit, end of year per Canadian GAAP  ($2,853,820)($2,792,352)

Adjustment for valuation of shares

 for debt settlement

  (39,754)

  (39,754)

Deficit, end of period per US GAAP      $(2,893,574)($2,832,106)

Share capital per Canadian GAAP          $2,719,192  $2,639,192

Adjustment for fair value of

  shares for debt settlement

   39,754

  39,754

Share capital per US GAAP                $2,758,946  $2,678,946

Total shareholders’ equity per

   Canadian and US GAAP                   ($134,628) ($153,160)

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 2003

(UNAUDITED)

5.

DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES - continued

Aug. 31,

Aug. 31,

Statements of Deficit

   2003       2002

Net loss per Canadian and US GAAP

$ (61,468)

$ (64,699)

Aug 31,

Aug 31,

Statements of Cash Flows

2003

2002

Cash flows from operating activities per

Canadian and US GAAP

$ (78,949)

$ (53,010)

Cash flows from financing activities per

Canadian and US GAAP

   78,842

   48,814

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

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 8/31/2003 had an accumulated deficit of ($2,853,820).  The net loss for the Six Months ended 8/31/2003 was ($61,468) compared to ($64,699) for the same period last year.  Decreased losses relate primarily to the lower consulting fees/lower travel promotion costs which were not offset by the higher professional fees.

Operating Expenses for the Six Months Ended 8/31/2003 were $61,468 compared to $64,699 in the same period last year.  Professional fees were $15,852 versus $8,530; management fees were $15,000 versus $15,000; rent was $15,000 versus $15,000; consulting fees were $5,270 versus $13,270; and travel/promotion expenses were $2,725 versus $5,098.  Net Loss for the six months was ($61,468) versus ($64,699).  Loss Per Share was ($0.01) versus ($0.02).

The Company’s registration with the US Securities and Exchange Commission

Was completed in December 2002.  The Company’s common shares began trading on the NASD Electronic Bulletin Board in June 2003.  The Company has pursued this avenue to improve corporate communication with its shareholders, especially those in the United States.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATIONS (cont.)

Liquidity and Capital Resources

Working Capital deficit was ($53,531) at 8/31/2003.  A significant portion of the accounts payable and accrued liabilities are to officers/directors where demand for payment in not imminent.

Cash used in Six Months Ended 8/31/2003 Operating Activities totaled ($78,949), including the ($61,648) Net Loss; the only significant adjusting item was a $16,933 net change in non-cash working capital items.  Cash used in Investing Activities was $nil.  Cash provided by Financing Activities was $33,960, including the $78,842 including the $80,00 from the 800,000 common shares issued upon the exercise of share purchase warrants.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No Disclosure Necessary.

ITEM 2.  CHANGES IN SECURITIES

No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On 8/18/2003, the Company held its Annual General Meeting of the

         Members of the Company.  At the meeting: members of the Company re-elected Messrs. Harry Chew, Sonny Chew and David J.L. Williams

         to the Board of Directors of the Company; the Stock Option Plan

         was amended to conform to new Canadian regulatory standards; and

         J.A. Minni & Associates Inc. were re-appointed as auditors.

ITEM 5.  OTHER INFORMATION

         No Disclosure Necessary

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No Disclosure Necessary

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: October 14, 2003    /s/ Harry Chew

                          Harry Chew, President/Director