Form 10QSB
period 2003-11-30
BI-OPTIC VENTURES INC
filed 2004-01-14
CIK 1168960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  November 30, 2003

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

Common Shares without par value.

(Title of Class)

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 1/13/2003:  5,164,235 Common Shares w/o par value

Transitional Small Business Disclosure Format (Check one):Yes [ ]  No [X]

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC.

FINANCIAL STATEMENTS

NOVEMBER 30, 2003

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

 * Incorporated Professional

** Associate

REVIEW ENGAGEMENT REPORT

The Shareholders,

Bi-Optic Ventures Inc.

I have reviewed the balance sheet of BI-OPTIC VENTURES INC. as at November 30, 2003 and the statements of operations, deficit and cash flows for the period of nine months ended November 30, 2003.  My review was made in accordance with Canadian generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to me by the Company.

A review does not constitute an audit and consequently I do not express an audit opinion on these financial statements.

Based on my review, nothing has come to my attention that causes me to believe that these financial statements are not, in all material respects, in accordance with Canadian generally accepted accounting principles.

                                             “J.A. Minni & Associates Inc.”

                                               CERTIFIED GENERAL ACCOUNTANT

Vancouver, BC

January 10, 2004

BI-OPTIC VENTURES INC.

BALANCE SHEET AS AT NOVEMBER 30, 2003

(UNAUDITED)

ASSETS

Nov. 30,

Feb. 28,

2003

2003

CURRENT

Cash

$

-

$

107

GST recoverable

1,522

3,891

Due by related parties (Note 4)

       -

   650

1,522

4,648

CAPITAL ASSETS, at cost net of accumulated

amortization of $6,565 (2003 - $6,028)

   2,935

   3,472

$

  4,457

$

  8,120

LIABILITIES

CURRENT

Excess of cheques written over funds on deposits

$

1,151

$

-

Accounts payable and accrued liabilities

  63,634

  74,905

64,785

74,905

LOANS FROM AND AMOUNTS DUE TO

RELATED PARTIES (Note 4)

  98,720

  86,375

 163,505

 161,280

SHAREHOLDERS’ DEFICIENCY

SHARE CAPITAL (Note 3)

2,719,192

2,639,192

DEFICIT

(2,878,240)

(2,792,352)

(159,048)

(153,160)

$

  4,457

$

  8,120

APPROVED BY THE DIRECTORS:

“Harry Chew”

“Sonny Chew”

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

STATEMENT OF OPERATIONS AND DEFICIT

FOR THE PERIOD ENDED NOVEMBER 30, 2003

(UNAUDITED)

3 months ended Nov 30,

9 months ended Nov 30,

2003

2002

2003

2002

EXPENSES

Amortization

$

169

$

213

$

537

$

679

Bank charges and interest

38

82

187

367

Consulting

2,700

2,000

7,970

15,270

Management fees

7,500

7,500

22,500

22,500

Office and miscellaneous

302

1,039

917

2,684

Professional fees

3,890

6,470

19,742

15,000

Rent

7,500

7,500

22,500

22,500

Shareholder information and

public relation

(549)

620

1,420

1,658

Transfer agent and regulatory fees

1,114

952

5,634

5,319

Travel and promotion

     1,756

     1,337

     4,481

     6,435

    24,420

    27,713

    85,888

    92,412

NET LOSS FOR THE PERIOD

(24,420)

(27,713)

(85,888)

(92,412)

DEFICIT, BEGINNING OF PERIOD

(2,853,820)

(2,724,689)

(2,792,352)

(2,659,990)

DEFICIT, END OF PERIOD

$

(2,878,240)

$

(2,752,402)

$

(2,878,240)

$

(2,752,402)

LOSS PER SHARE

$

    (0.005)

$

    (0.01)

$

    (0.02)

$

    (0.02)

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED NOVEMBER 30, 2003

(UNAUDITED)

3 months ended Nov 30,

9 months ended Nov 30,

2003

2002

2003

2002

OPERATING ACTIVITIES

Net loss for the period

$

(24,420)

$

(27,713)

$

(85,888)

$

(92,412)

Items not involving cash:

Amortization

169

213

537

679

Cash provided (used) by net changes in

non-cash working capital items:

Decrease (increase) in GST

  recoverable

4,326

26

2,369

1,567

Decrease (increase) in amount due by

related parties

650

101

650

12,805

Decrease (increase) in prepaid expenses

-

-

-

5,000

Increase (decrease) in amounts payable

accrued liability

     4,621

     6,879

  (11,271)

     11,561

   (14,654)

   (20,494)

  (93,603)

    (60,800)

FINANCING ACTIVITIES

Due to and loans from related

  parties

14,520

4,805

12,345

15,005

Excess of cheques written over funds

on deposit

134

689

1,151

1,599

Proceeds from shares issued

         -

    15,000

  80,000

    40,000

    14,654

    20,494

  93,496

    56,604

DECREASE IN CASH

-

-

(107)

(4,196)

CASH, BEGINNING OF PERIOD

         -

         -

     107

     4,196

CASH, END OF PERIOD

$

        -

$

        -

$

       -

$

        -

The accompanying notes are an integral part of the financial statements.

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2003

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

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2003

(UNAUDITED)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

e)

Stock Based Compensation

Effective March 1, 2003 the Company adopted the new accounting standards with respect to accounting stock options.  Under this standard, stock based payments to non-employees are accounted for using the fair value based method, and are recorded as an expense in the period the stock-based payments are vested.  The Company has elected to continue to apply the settlement method and not to follow the fair value based method of accounting for stock options granted to directors and employees.  No compensation expense is recognized when stock options are granted to directors and employees if the exercise price of the stock options granted is at market value.  Any consideration paid by the directors and employees on exercise of stock options or purchase shares is credited to share capital.  However, disclosure of the effects of accounting for stock-based compensation to directors and employees as compensation expense, using the fair value based method, is disclosed as pro-forma information.

3.

SHARE CAPITAL

a)

Authorized

100,000,000 Common shares without par value.

b)

Issued and fully paid

Number of

shares

Amount

Balance, February 28, 2002

3,964,235

$2,599,192

Issued pursuant to warrants exercised

 400,000

  40,000

Balance, February 28, 2003

4,364,235

$2,639,192

Issued pursuant to warrants exercised

 800,000

  80,000

Balance, November 30, 2003

5,164,235

$2,719,192

c)

Shares held in Escrow

As at November 30, 2003, there were no shares held in escrow (Feb. 28, 2003-Nil).

d)

Share Purchase Warrants

As at November 30, 2003 there were no outstanding share purchase warrants (February 28, 2003 – 800,000).

e)

Stock Options

There were no stock options outstanding as at November 30, 2003, (Feb. 28, 2002-Nil).

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2003

(UNAUDITED)

4.

RELATED PARTY TRANSACTIONS

a)

During the period the Company paid or accrued management fees of $22,500 (2002 - $22,500), rent, accounting and professional services of $31,000 (2002 - $29,250) to companies controlled by directors.

b)

The amounts due to and loans from related parties are non-interest bearing, unsecured, with no fixed terms or repayment.  The amount due by related parties of $650 was non-interest bearing, unsecured and repayable upon demand.

5.

DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

The Company follows Canadian generally accepted accounting principles which are different in some respects from those applicable in the United States as follows:

(a)

Loss Per Share

Under US GAAP basic loss per share is calculated by dividing loss over the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding excludes any shares that remain in escrow, but may be earned out based on the Company meeting certain performance criteria.  Under Canadian GAAP the calculation of basic loss per share is similar except that escrowed shares are included in determining the weighted average number of shares outstanding.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.  There were no outstanding stock options nor shares held under escrow at November 30, 2003, February 28, 2003 and November 30, 2002.

Nov. 30,

Feb. 28,

Nov. 30,

2003

2003

2002

Weighted average number of

shares outstanding:

Per Canadian GAAP

4,771,508

4,165,742

4,090,417

Per US GAAP

4,771,508

4,165,742

4,090,417

Net loss per US GAAP

$

(85,888)

$

(132,362)

$

 (92,412)

Net loss per Canadian GAAP

$

(85,888)

$

(132,362)

$

 (92,412)

Loss per share per

US GAAP (basic and diluted)

$

 (0.018)

$

  (0.03)

$

  (0.023)

Loss per share per

Canadian GAAP (basic and diluted)

$

 (0.018)

$

 (0.032)

$

  (0.023)

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2003

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

c)

Stock Options

The Company follows APB 25 for options granted to employees and directors.  For employees and directors, compensation expense is recognized under the intrinsic value method.  Under this method, compensation cost is the excess, if any, of the quoted market price at grant date over the exercise price.  Such expense is reflected over the service period; if for prior services, expensed at date of grant; if for future services, expensed over vesting period.  There were no stock options granted or outstanding at November 30, 2003 and 2002, and at February 28, 2003.

The impact of the foregoing on the financial statements is as follows:

Nov. 30,

 Feb 28,

Balance Sheets

2003

2003

Total assets per Canadian and US GAAP

$   4,457

$   8,120

Total liabilities per Canadian and US GAAP

$ 163,505

$ 161,280

Deficit, end of year per Canadian GAAP

$ (2,878,240) $(2,792,352)

Adjustment for valuation of shares for debt

settlement

  (39,754)

  (39,754)

Deficit, end of period per US GAAP

$ (2,917,994)

$(2,832,106)

Share capital per Canadian GAAP

$  2,719,192

$2,639,192

Adjustment for fair value of shares for debt

settlement

   39,754

   39,754

Share capital per US GAAP

$  2,758,946

$2,678,946

Total shareholders’ equity per Canadian and US GAAP

$

(159,048)

$(153,160)

BI-OPTIC VENTURES INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2003

(UNAUDITED)

5.

DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES - continued

Nov. 30,

Nov. 30,

Statements of Deficit

 2003

2002

Net loss per Canadian and US GAAP

$

(85,888)

$

(92,412)

Nov 30,

Nov 30,

Statements of Cash Flows

2003

2002

Cash flows from operating activities per

Canadian and US GAAP

$(93,603)

$

(73,605)

Cash flows from financing activities per

Canadian and US GAAP

 93,496

  69,409

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

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 11/30/2003 had an accumulated deficit of ($2,878,240).  The net loss for the Nine Months ended 11/30/2003 was ($85,888) compared to ($92,412) for the same period last year.  Decreased losses relate primarily to the lower consulting fees/lower travel promotion costs that were not offset by the higher professional fees.

Operating Expenses for the Nine Months Ended 11/30/2003 were $85,888 compared to $92,412 in the same period last year.  Professional fees were $19,742 versus $15,000; management fees were $22,500 versus $22,500; rent was $22,500 versus $22,500; consulting fees were $7,970 versus $15,270; and travel/promotion expenses were $4,481 versus $6,435.  Net Loss for the nine months was ($85,888) versus ($92,412).  Loss Per Share was ($0.02) versus ($0.02).

The Company’s registration with the US Securities and Exchange Commission was completed in December 2002.  The Company’s common shares began trading on the NASD Electronic Bulletin Board in June 2003.  The Company has pursued this avenue to improve corporate communication with its shareholders, especially those in the United States.

Liquidity and Capital Resources

Working Capital deficit was ($63,263) at 11/30/2003.  A significant portion of the accounts payable and accrued liabilities are to officers/directors where demand for payment in not imminent.

Cash used in Nine Months Ended 11/30/2003 Operating Activities totaled ($93,603), including the ($85,888) Net Loss; the only significant adjusting item was a ($8,252) net change in non-cash working capital items.  Cash used in Investing Activities was $nil.  Cash provided by Financing Activities was $93,496, including the $80,000 from the 800,000 common shares issued upon the exercise of share purchase warrants.

ITEM 3. CONTROLS AND PROCEDURES

The Board of Directors has overall responsibility for reviewing the Company's disclosure to ensure the Company provides full and plain disclosure to shareholders and other stakeholders.  The Board discharges its responsibilities through its committees, specifically, with respect to financial disclosure to the Audit Committee, which is responsible for reviewing the Company's financial reporting procedures and internal controls to ensure full and accurate disclosure of the Company's financial position.

Under the supervision and with the participation of the Company's management, including its Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report.  Based upon that evaluation, the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There were no significant changes made in the Company's internal controls during the period covered by this quarterly report on Form 10QSB or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their execution.

The Company's management, including the Chief Financial Officer, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: January 14, 2004    /s/ Harry Chew

                              Harry Chew, President/Director