Form 10KSB
period 2004-02-29
BI-OPTIC VENTURES INC
filed 2004-06-01
CIK 1168960

OMB APPROVAL
OMB Number: 3235-0042
Expires: April 30, 2006
Estimated average burden hours per response: 1646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

         Fiscal Year Ended February 29, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:   May 14, 2004 = CDN$1,989,220

Common Shares outstanding at May 14, 2004:  6,664,235 shares

SEC 2337 (12-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Index to Exhibits on Page 21

Bi-Optic Ventures Inc.

Form 10-KSB Annual Report

Fiscal Year Ended February 29, 2004

TABLE OF CONTENTS

                                                                          Page

PART I

PART II

Item 8.  Changes in and Disagreements with Accountants

         on Accounting and Financial Disclosure...........................  13

Item 8A.  Controls and Procedures.......................................... 14

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

        Compliance With Section 16(a) of the Exchange Act.................  15

Item 10.  Executive Compensation..........................................  18

Item 11.  Security Ownership of Certain Beneficial Owners and Management

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

Bi-Optic Ventures Inc. (hereinafter is also referred to as the "Company" and/or the "Registrant") currently has no material business activity

The Company's principal office is located at:

 #615 - 1030 West Georgia Street, Vancouver, British Columbia, Canada  V6E 2Y3

 Telephone: 604-689-2646

 Facsimile: 604-689-1289

The contact person is Harry Chew, President and Director.

The Company’s authorized capital includes 100,000,000 common shares without par value.  As of 2/29/2004, there were 5,164,235 common shares outstanding.  As of 5/14/2004, there were 6,664,235 common shares outstanding.

The Company's common shares are listed on the NEX Board of the TSX Venture Exchange in Canada with the symbol "BOV.H".  The Company's common shares are listed on the NASD Electronic Bulletin Board in the United States with the symbol "BOVKF.OB".

The Company's fiscal year ends on the last day of February.

The Company's financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).

Herein, all amounts are stated in Canadian Dollars, unless otherwise indicated.

Historical Corporate Development

The Company was incorporated in British Columbia on 5/31/1984 under the name Golden Rock Resources Ltd.  The name was changed to Bismimillah Ventures Inc. on 3/22/1993, to Royal Rock Ventures Inc. on 11/10/1997, and to Bi-Optic Ventures Inc. on 4/6/2001.

From incorporation through Fiscal 1997, the Company was involved in the exploration of mineral properties.

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

Effective February 2001, the Company ceased pursuing the acquisition of Biopath.  The Company wrote off $49,418 of deferred acquisition costs and $298,397 in secured advances to Biopath during Fiscal 2001.

Private Placement Financings

Fiscal 2000:    800,000 Warrants Exercised at $0.35

Fiscal 2001:       None

Fiscal 2002:    993,854 Shares for $119,262 in debt

              1,200,000 Units at $0.10 per unit

Fiscal 2003:   400,000 Warrants Exercised at $0.10

Fiscal 2004:   800,000 Warrants Exercised at $0.10

Fiscal 2005-to-Date: Private Placement of 1,500,000 Units at $0.16 per unit

Business

Until recently, the Company had been in negotiations to acquire a 50-percent undivided interest in two diamond properties located in the Otish Mountain, Quebec area.  The Company has abandoned this attempt and is examining various business ventures and properties.  Such investigations, due diligence and negotiations are preliminary as of 5/14/2004.

Employees

As of 5/14/2004, the Company had two employees, its two executive officers.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s executive offices are located in rented premises of approximately 950 sq. ft. at 1030 West Georgia Street, Suite #615, Vancouver, British Columbia, Canada  V6E 2Y3.  Monthly rent is $2,500.  The Company began occupying this facility in November 2002 and considers the facility adequate for current needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         --- No Disclosure Necessary ---

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s initial public offering of its common shares was effective on the Vancouver Stock Exchange under the auspices of the British Columbia Securities Commission on 12/23/1986 under a former name, "Golden Rock Resources Ltd.".  The Vancouver Stock Exchange was absorbed by the Canadian Venture Exchange, which was absorbed by the TSX Venture Exchange.  The current stock symbol on the TSX Venture Exchange NEX Board is “BOV.H”.

Table No. 1 lists the volume of trading and high, low and closing sales prices on the TSX Venture Exchange and NEX Board for actual trades of common shares of the Company for the last eight fiscal quarters.  The trading of the Company’s common shares on the TSX Venture Exchange is regulated by the policies of the exchange that include various numerical maintenance thresholds regarding assets, funds expended on operations, and minimum working capital.  The Company’s common shares were suspended on 10/2/2002 from trading effective 10/3/2002 for the failure to maintain Tier Maintenance Requirements in accordance with Policy 2.5 and being designated an Inactive Issuer for a period greater than 18-months.  Effective the re-opening of trading on 8/13/2003, the Company’s listing was transferred from the TSX Venture Exchange to the NEX Board of the TSX Venture Exchange, a new trading forum for listed companies that have fallen below ongoing listing standards.  The closing price was $0.35 on 5/14/2004.

Table No. 1

TSX Venture Exchange

Common Shares Trading Activity

______________________________________________________________________________

______________________________________________________________________________

Fiscal Quarter

Ended                                      Volume     High     Low     Closing

------------------------------------------------------------------------------

 2/28/2004                                136,950    $0.29   $0.20       $0.22

11/30/2003                                341,950     0.30    0.06        0.14

 8/31/2003                                156,700     0.08    0.05        0.06

 5/31/2003                                    nil      ---     ---         ---

 2/28/2003                                    nil      ---     ---         ---

11/30/2002                                564,000    $0.16   $0.06       $0.10

 8/31/2002                              1,855,800     0.26    0.09        0.20

 5/31/2002                                104,000     0.18    0.07        0.13

______________________________________________________________________________

______________________________________________________________________________

The Company's common shares were listed on the NASD Electronic OTC Bulletin Board under the symbol "BOVKF.OB" in April 2003.

Table No. 2 lists the volume of trading and high, low and closing sales prices on the NASD Electronic OTC Bulletin Board for the Company's common shares for: the last three fiscal quarters.  Trading started on 6/19/2003.  On 5/14/2004, the closing price was US$0.285.

Table No. 2

NASD Electronic Bulletin Board

Common Shares Trading Activity

______________________________________________________________________________

______________________________________________________________________________

    Fiscal                                                              Prices

   Quarter                                                          US Dollars

     Ended                                 Volume     High     Low     Closing

------------------------------------------------------------------------------

 2/28/2004                                 20,000    $0.23   $0.04       $0.23

11/30/2003                                 25,000     0.13    0.04        0.10

 8/31/2003                                191,000     0.11    0.03        0.04

______________________________________________________________________________

______________________________________________________________________________

Share Purchase Warrants

In March 2004, the Company issued 1,500,000 units at $0.16 per unit, each unit consisting of one common share and one warrant.  Each warrant entitles the holder to purchase one additional common share of the Company at a price of $0.215 per share, until 3/9/2005.  The shares, warrants and any shares issued upon exercise of the warrants are subject to a hold period and may not be traded in British Columbia until 7/9/2004, except as permitted by the Securities Act and the Rules made thereunder and the TSX Venture Exchange.

Stock Options

The Company does not have a stock option plan in place currently, NEX companies are not allowed to grant stock options.

No stock options were granted or exercised during Fiscal 2004 or Fiscal 2003.

As of 5/14/2004, no stock options are outstanding.

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

Organizationally, the TSX Venture Exchange is comprised of seven business areas: Corporate Finance Services, Trading and Market Information Services, Compliance, Marketing, Technology, Corporate Affairs and Human Resources.

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

On 5/17/2004, the shareholders' list for the Company's common shares showed 50 registered shareholders and 6,664,235 common shares outstanding.  43 of these shareholders were Canadian residents, holding 6,614,131 shares representing about 99% of the issued and outstanding common shares.  Five of these shareholders were U.S. residents, holding 44,996 shares representing less than 1% of the issued and outstanding common shares.  Two of these shareholders were residents of other countries, holding 5,100 shares representing less than 1% of the issued and outstanding common shares.

The Company has researched the indirect holding by depository institutions and the indirect holdings of other financial institutions and estimates that there are 300 "holders of record" and beneficial owners of its common stock.  The Company believes there are 13 holders of record of the Company's 1,500,000 share purchase warrants, none in the United States.

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

Securities Authorized For Issuance Under Equity Compensation Plans.

 -- No Disclosure Necessary ---

Use of Proceeds From Registered Securities is for working capital

Recent Sales of Unregistered Securities;

The Company relied on the exemptions from registration under Regulation S for the following private placements of securities to only Canadian residents:

  Fiscal 2001:        None

  Fiscal 2002:     993,854 Shares for $119,262 in debt

                 1,200,000 Units at $0.10 per unit

  Fiscal 2003:     400,000 Shares at $0.10 upon warrant exercises

  Fiscal 2004:     800,000 Shares at $0.10 upon warrant exercises

  Fiscal 2005-to-date: 1,500,000 Units at $0.16 per unit, private placement

                      (finder's fee of $2,912 was paid)

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selected Financial Data

Selected financial data as shown in Table No. 4 for the Company for Fiscal 2004/2003/2002 Ended February 28th (February 29th for FY2004) was derived from the financial statements of the Company that have been audited by Manning Elliott, Chartered Accountants and J.A. Minni & Associates Inc., Certified General Accountants, as indicated in their auditors’ reports included elsewhere in this Annual Report.  The selected financial data set forth for the Fiscal 2001/2000 are derived from the Company's audited Fiscal 2001/2000 financial statements, not included herein.

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

Table No. 4

Selected Financial Data

($ in 000, except per share data)

__________________________________________________________________________________

__________________________________________________________________________________

                                 Year       Year       Year       Year       Year

                                Ended      Ended      Ended      Ended      Ended

                            2/28/2004  2/28/2003  2/28/2002  2/28/2001  2/29/2000

------------------------------------------------------------------------------

CANADIAN GAAP

Revenue                            $0         $0         $0         $0         $0

Operating Expenses              ($121)     ($132)     ($452)     ($190)     ($286)

Net Loss                        ($121)     ($132)     ($452)     ($190)     ($284)

Loss per Share                 ($0.02)    ($0.03)    ($0.18)    ($0.11)    ($0.20)

Dividends per Share             $0.00      $0.00      $0.00      $0.00      $0.00

Wtg. Avg. Shares (000)           4864       4166       2536       1770       1441

Period-end Shares O/S            5164       4364       3964       1770       1770

----------------------------------------------------------------------------------

Working Capital (Deficit)      ($149)      ($157)      ($65)     ($152)       $86

Long-Term Debt/Loans Payable       0           0          0          0          0

Capital Stock                   2719        2639       2599       2360       2360

Shareholders’ Equity (Deficit)  (146)       (153)       (61)       152        341

Total Assets                      28           8         18        315        373

__________________________________________________________________________________

__________________________________________________________________________________

Plan Of Operations

Source of Funds for Fiscal 2005

The Company’s primary source of funds since incorporation has been through the issuance of common stock and loans.  The Company has had no revenue from operations to date and does not anticipate revenues in the foreseeable future.

The Company had working capital deficit of ($148,876) at 2/29/2004.  During March 2004, the Company raised $240,000 from a private placement of 1,500,000 units of common stock and warrants.  The Company has had discussions with third parties about additional equity offering and/or loans; but the talks as of 5/14/2004 were preliminary.

Use of Funds for Fiscal 2005

During Fiscal 2005, the Company estimates that it might expend $120,000 on general/administrative expenses; although, this figure is subject to uncertainties including any possible acquisitions.  It is impossible to precisely estimate the probable expenditures associated with any possible acquisitions that might be consummated during Fiscal 2005.

Anticipated Changes to Facilities/Employees

The Company has no plans to acquire any new facilities.  The Company has no plans to add any additional personnel; however, if a business acquisition is consummated, additional personnel might be required.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Private Placement Financings

Fiscal 2000:     800,000 Warrants Exercised at $0.35

Fiscal 2001:     None

Fiscal 2002:     993,854 shares issued for $119,262 in debt

               1,200,000 Units Sold at $0.10 per unit

Fiscal 2003:     400,000 Warrants Exercised at $0.10

Fiscal 2004:     800,000 Shares at $0.10 upon warrant exercises

Fiscal 2005-to-date: 1,500,000 Units at $0.16 per unit, private placement

Overview

The Company was incorporated in British Columbia on 5/31/1984.

From incorporation into Fiscal 1997, the Company was actively involved in the exploration of its mineral properties.

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

Until recently, the Company had been in negotiations to acquire a 50-percent undivided interest in two diamond properties located in the Otish Mountain, Quebec area.  The Company has abandoned this attempt and is examining various business ventures and properties.  Such investigations, due diligence and negotiations are preliminary as of 5/14/2004.

Liquidity and Capital Resources

Effective 3/9/2004, the Company closed a private placement of 1,500,000 Units at a price of $0.16 per Unit, for gross proceeds of $240,000.  Each Unit consists of one common share and one non-transferable share purchase warrant (a “Warrant”).  Each Warrant entitles the holder to purchase an additional common share at a price of $0.215 until 3/9/2005.  The Company paid a finder’s fee of $2,910 in connection with this private placement.  As at 2/29/2004, the Company had received $48,400 in share subscriptions.

Fiscal 2004 Ended 2/29/2004

Working Capital deficit was ($148,876) at 2/29/2004.

Working Capital deficit was ($156,632) at 2/28/2003.

Working Capital deficit was ($ 65,150) at 2/28/2002.

Working Capital deficit was ($151,911) at 2/28/2001.

Cash used in Fiscal 2002 Operating Activities totaled ($104,876), including the ($121,340) Net Loss; the only significant adjusting item was a ($15,768) change in operating assets and liabilities.  Cash used in Investing Activities was $nil.  Cash provided by Financing Activities was $128,400 for shares issued and to be issued.

Fiscal 2003 Ended 2/28/2003

Working Capital deficit was ($156,632) at 2/28/2003.

Cash used in Fiscal 2003 Operating Activities totaled ($44,089), including the ($132,362) Net Loss; the only significant adjusting item was a $87,393 change in operating assets and liabilities.  Cash used in Investing Activities was $nil.  Cash provided by Financing Activities was $40,000 for common shares issued upon warrant exercises.

Results of Operations

Fiscal 2004 Ended 2/28/2004

The Company’s common shares began renewed trading in August 2003.  Effective the re-opening of trading, the Company’s listing was transferred from the TSX Venture Exchange to the NEX Board of the TSX Venture Exchange, a new trading forum for listed companies that have fallen below ongoing listing standards

The Company is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.

Operating Expenses for Fiscal 2004 Ended 2/28/2004 were $121,340 compared to $132,362 for last year.  “Consulting/management fees” were lower ($38,657 vs. $54,715): ($30,000 vs. $30,000) paid/accrued to Myntek Management Services Inc.; and ($8,657 vs. $24,715) paid to third parties.  “Professional fees” were higher ($32,826 vs. $24,600): ($13,500 vs. $11,000) paid/accrued to Wynson Management Services Ltd.; and ($19,326 vs. $13,600) paid to third parties, the increase due to legal fees incurred during this year where none were incurred the previous year.

Net Loss for was ($121,340).  Loss Per Share was ($0.02).

Fiscal 2003 Ended 2/28/2003

The Company was designated as inactive by the TSX Venture Exchange.  The Company was required to submit a reactivation plan to meet Tier 2 maintenance requirements by 9/30/2002.  When this did not happen trading was suspended in November 2002.

Management is currently working on a reactivation plan for the Company for submission to the TSX Venture Exchange for approval.  The Company is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.

Operating Expenses for Fiscal 2003 Ended 2/28/2003 were $132,362 compared to $452,033 for last year; the decrease relates primarily to the Company reduction in bad debts/advances to Biopath written off last year.  Rent/administrative fees were $30,000, unchanged from last year.  Management fees were $30,000, unchanged from last year.  Consulting fees were $24,715 compared with $8,784 for last year.  Net Loss for was ($132,362).  Loss Per Share was ($0.03).

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and notes thereto as required are attached hereto and found immediately following the text of this Annual Report.  The audit report of Manning Elliott is included herein immediately preceding the audited financial statements.

Audited Financial Statements: Fiscal 2004/2003/2002

Auditor’s Report, dated 5/17/2004

Balance Sheets at 2/29/2004 and 2/28/2003

Statements of Loss and Deficit

  For the years ended 2/29/2004 and 2/28/2003

Statements of Cash Flows

  For the years ended 2/29/2004 and 2/28/2003

Notes to Financial Statements

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         ON ACCOUNTING AND FINANCIAL DISCLOSURE

On 3/15/2004, the Company’s independent auditor, J.A. Minni & Associates (“Minni”), resigned as the Company’s independent auditor.  The audit reports of Minni as of and for the years ended 2/28/2003 and 2/28/2002 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

The Audit Committee recommended and the Board of Directors accepted the resignation of Minni.  During the fiscal years ended 2/28/2003 and 2/28/2002 and during the subsequent interim period through the date of the resignation, there were no disagreements with Minni on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.  Minni has not advised the Company of any reportable events as defined in of Regulation S-B, Item 304(a)(1)(iv)(A).

The Company engaged Manning Elliott as its independent auditors to provide the requisite audit services for the Company.  This firm commenced its engagement effective 3/15/2004 as requested and approved by the Audit Committee and Company’s Board of Directors.  At the time of the engagement, there had been no need to consult the new auditor on any matters relating to (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’ financial statements and no written or oral advice was provided that might have been considered an important factor by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or event identified in response to paragraph (a)(1)(iv) of this Item 304 of Regulation S-B.  The Company did not consult with Manning Elliott, Chartered Accountants on any matter at any time prior to the engagement.

Refer to Form 8-K dated 3/24/2004, for copies of:

  a.  Notice of Change of Auditor

  b.  Letter to J.A. Minni & Associates Inc. (old)

  c.  Letter to Manning Elliott (new)

  d.  Manning Elliott Letter to Company regarding Notice

  e.  J.A. Minni & Associates Letter to Company re: Notice

  f.  J.A. Minni & Associates Letter to Company re: Form 8-K

ITEM 8A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Corporate Secretary, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” [as defined in the Exchange Act Rule 13a-15(e)] as of the end of the period covered by this report.  Based upon that evaluation, the President and Corporate Secretary concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings, and that information is recorded, processed, summarized and reported as and when required.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal year ended 2/29/2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Nor were there any significant deficiencies or material weaknesses in the Company's internal controls requiring corrective actions.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Table No. 5 lists as of 5/14/2004 the names of the Directors of the Company.  The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

Table No. 5

Directors

______________________________________________________________________________

______________________________________________________________________________

                                                                    Date First

                                                                       Elected

Name                                                 Age          or Appointed

------------------------------------------------------------------------------

Harry Chew                                            43         February 1999

Sonny Chew                                            35             July 2000

David J.L. Williams                                   50             July 2000

(1) Member of Audit Committee.

______________________________________________________________________________

______________________________________________________________________________

Table No. 6 lists as of 5/14/2004 the names of the Executive Officers of the Company.  The Executive Officers serve at the pleasure of the Board of Directors.

Table No. 6

Executive Officers

______________________________________________________________________________

______________________________________________________________________________

                                                                       Date of

Name                   Position                          Age    Board Approval

------------------------------------------------------------------------------

Harry Chew (1)         President                          43     February 1999

Terrance G. Owen (2)   Corporate Secretary                58       August 2002

(1)  He spends about a third of his time on the affairs of the Company.

(2)  He spends about 10% of his time on the affairs of the Company.

______________________________________________________________________________

______________________________________________________________________________

Board of Director Committees

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: Harry Chew, Sonny Chew, and David J.L. Williams.  The Audit Committee met three times during Fiscal 2004.

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

Terrance G. Owen, Corporate Secretary of the Company, obtained a Bachelor of Science (with honors) in Biology from the University of Victoria in 1968, a Masters degree in Biology from the University of New Brunswick in 1970, a Ph.D. in Zoology from the University of British Columbia in 1974 and a Masters in Business Administration from Simon Fraser University in British Columbia in 1991.  Mr. Owen is President and CEO of Alda Pharmaceuticals Corp., a British Columbia pharmaceutical corporation engaged in the development and commercialization of innovative infection control products based on its proprietary technology, Alda is listed on the TSX Venture Exchange.  He lives in New Westminister, British Columbia, Canada.

David J.L. Williams, a Director of the Company, a former professional hockey player, has been employed since March 1983 by TWE Enterprises Ltd., a private company providing management consulting services.  Mr. Williams is a director and/or officer of the following public Canadian companies: Cierra Pacific Ventures Ltd., Pacific Rodera Ventures Inc., and Paradym Ventures Inc.  He lives in West Vancouver, British Columbia, Canada.

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

Audit Committee Financial Expert

The Company does not have an "audit committee financial expert" serving on its audit committee.  The Company’s Audit Committee consists of two unrelated directors and the President of the Company, all of whom are both financially literate and very knowledgeable about the Company’s affairs.  Because the Company’s structure and operations are straightforward, the Company does not find it necessary to augment its Board with a financial expert.

Code of Ethics

The Company has not adopted a written "code of ethics" that meets the new United States' Sarbanes-Oxley standards; the Board of Directors believes that existing Canadian standards and procedures is adequate for its purposes.  The Company has not seen any need to adopt a written code of ethics on the basis that its corporate culture effectively deters wrongdoing and promotes honest and ethical conduct, full, fair and accurate, timely, and understandable disclosure in reports and documents, the compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code; and accountability for adherence to the code.

ITEM 10.  EXECUTIVE COMPENSATION

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2004, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

Total compensation paid/accrued (directly/indirectly) to all Officers/ Directors for Fiscal 2004 was $43,500, including $30,000 paid to Myntek Management Services Inc. and $13,500 paid to Wynson Management Services Ltd.; refer to ITEM 12.  No stock options/SARS were granted or exercised during the most recent fiscal year.  No other compensation was granted.

Management functions of the Company are not to any substantial degree performed by a person other than the directors or senior officers of the Company.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President & Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus reasonable expenses related to the performance of its duties.  For the year ended 2/29/2004, management fees in the amount of $30,000 were paid or accrued to Myntek Management Services Inc.

During Fiscal 2004, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.  The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2005 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds US$60,000 per Executive Officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is a publicly-owned corporation, the shares of which are owned by residents of the United States, Canada, and other countries.  The Company is not controlled directly/indirectly by another corporation/any foreign government.

Table No. 7 lists as of 5/14/2004 all persons/companies the Registrant is aware of as being the beneficial owner of 5% or more of the common stock of the Registrant.  All Officer/Director addresses c/o Bi-Optic Ventures Inc.: 1030 West Georgia Street, Suite #615, Vancouver, British Columbia  V6E 2Y3.

Table No. 7

Shareholdings of 5% Shareholders

______________________________________________________________________________

______________________________________________________________________________

Title of                                        Amount and Nature   Percent of

   Class    Name of Beneficial Owner         Beneficial Ownership      Class #

------------------------------------------------------------------------------

  Common    Harry Chew (1)                                816,750        11.9%

  Common    607286 BC Ltd. (2)                            600,000         9.0%

  Common    461886 BC Ltd. (3)                            400,000         6.8%

  Total     Five Percent Shareholders                   1,816,750        26.9%

------------------------------------------------------------------------------

(1)   27,500 shares are held indirectly by Pacific Paragon Investment Fund Ltd a private company controlled 50% by the spouse of Mr. Harry Chew and 50% by Mrs. Jodie Nitta.

     220,000 represent share purchase warrants.

(2)  This Company is controlled by Richard T. Nomura.

     Its primary address is 460 Nanaimo Street, #301, Vancouver, BC   V5L 4W3.

(3)  This Company is controlled by T.Y. Nitta.

     Its primary address is 2680 Shell Road, #243, Richmond, BC   V6X 4C9.

#  Based on 6,664,235 shares outstanding as of 5/14/2004 and currently exercisable share purchase warrants held by each shareholder.

______________________________________________________________________________

______________________________________________________________________________

Table No. 8 lists as of 5/14/2004 all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group.

Table No. 8

Shareholdings of Directors and Executive Officers

______________________________________________________________________________

______________________________________________________________________________

Title                                               Amount and Nature  Percent

   of                                                   of Beneficial       of

Class    Name/Address of Beneficial Owner                   Ownership  Class #

------------------------------------------------------------------------------

Common   Harry Chew (1)                                       816,750    11.9%

Common   Sonny Chew (2)                                       300,000     2.2%

Common   David J.L. Williams (2)                              200,000     1.4%

Total Directors and Officers                                1,316,750    15.5%

------------------------------------------------------------------------------

(1)   27,500 shares are held indirectly by Pacific Paragon Investment Fund Ltd a private company controlled 50% by the spouse of Mr. Harry Chew and 50% by Mrs. Jodie Nitta.

     220,000 of these represent share purchase warrants.

(2)  100,000 of these represent share purchase warrants.

All address are c/o the Company:  Bi-Optic Ventures Inc.

                                  1030 West Georgia Street, Suite #615

                                  Vancouver, B.C.  V6E 2Y3

#  Based on 6,664,235 shares outstanding as of 5/14/2004 and currently exercisable share purchase warrants held by each shareholder.

______________________________________________________________________________

______________________________________________________________________________

Securities authorized for issuance under equity compensation plans.

 --- No Disclosure Necessary ---

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management functions of the Company are not to any substantial degree performed by a person other than the directors or senior officers of the Company.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President & Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus reasonable expenses related to the performance of its duties.  For the fiscal years ended 2/29/2004 and 2/28/2003, management fees in the amount of $30,000 were paid or accrued in each year to Myntek Management Services Inc.

During Fiscal 2004, the Company paid $13,500 (2003- $11,000) to Wynson Management Services Ltd., a private company controlled by Sonny Chew, a Director of the Company, and his spouse, for bookkeeping and accounting services.

During Fiscal 2001, the Company borrowed $24,000 from Pacific Paragon Investment Fund Ltd., a private company owned as to 50% by the spouse of Harry Chew, to fund operations.  No interest is paid on such borrowings and there is no formal date for repayment.  The loans were repaid in full in March 2004.

During Fiscal 2002, the Company borrowed: $700 from Harry Chew, $535 from Sonny Chew, $3,000 from Myntek Management Services Inc., and $5,185 from Pacific Paragon Investment Fund Ltd., to fund operations.  These amounts are unsecured, are non-interest bearing, and are repayable after 3/31/2003. The loans were repaid in full in March 2004.

Other than described above, there have been no transactions since 2/29/2001, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

 2.  Plan of acquisition, reorganization, arrangement,

     liquidation, or succession:  No Disclosure Necessary

 3.  Articles of Incorporation/By-Laws:

       Incorporated by reference to Form 10-SB Registration Statement

       Filed 3/13/2002, as amended.

 4.  Instruments defining the rights of holders, incl. indentures

     --- Refer to Exhibit #3 ---

 9.  Voting Trust Agreements:  No Disclosure Necessary.

10.  Material Contracts:

     Incorporated by reference to Form 10-SB Registration Statement

     Filed 3/13/2002, as amended;

11.  Statement re Computation of Per Share Earnings:  No Disclosure Necessary

16.  Letter on Change of Certifying Accountant:

       Incorporated by reference to Form 8-K filed 3/24/2004

18.  Letter on change in accounting principles:  No Disclosure Necessary

20.  Other documents or statements to security holders: No Disclosure Necessary

21.  Subsidiaries of the Registrant:  No Disclosure Necessary

22.  Published report regarding matters submitted to vote

      --- Incorporated by reference to Form 10-SB Registration Statement

          Filed 3/13/2002, as amended, and Form 10-QSB's ---

23.  Consent of Experts and Counsel:  No Disclosure Necessary

24.  Power of Attorney: No Disclosure Necessary

31.  Rule 13a/15d-14(a) Certifications                                      33

32.  Section 1350 Certifications                                            34

33.  Additional Exhibits:  No Disclosure Necessary

ITEM 14.  CONTROLS AND PROCEDURES

The audit committee is directly responsible for the appointment, compensation and oversight of auditors; the audit committee has in place procedures for receiving complaints and concerns about accounting and auditing matters; and has the authority and the funding to engage independent counsel and other outside advisors.

The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals required by this policy / procedure.  The decisions of any Audit Committee member to whom authority is delegated to pre-approve a service shall be presented to the full Audit Committee at its next scheduled meeting.

In accordance with the requirements of the US Sarbanes-Oxley Act of 2002 and rules issued by the Securities and Exchange Commission, we introduced a procedure for the review and pre-approval of any services performed by Manning Elliott, including audit services, audit related services, tax services and other services.  The procedure requires that all proposed engagements of Manning Elliott for audit and permitted non-audit services are submitted to the finance and audit committee for approval prior to the beginning of any such services.

Fees, paid/accrued, including reimbursements for expenses, for professional services rendered by J.A. Minni & Company to the Company are detailed below.

______________________________________________________________________________

Fiscal Years ended 2/29/2004 and 2/28/2003

Principal Accountant Fees and Services                    2004            2003

------------------------------------------------------------------------------

Audit Fees                                              $3,531          $6,795

Audit Related Fees (1)                                  $3,638          $6,688

Tax Fees (2)                                            $  856          $1,070

All Other Fees                                           _$nil            $nil

Total                                                   $8,025         $14,552

------------------------------------------------------------------------------

(1)  These services consisted of review of interim financials.

(2)  These services consisted of preparation of corporate tax return.

______________________________________________________________________________

Independent Auditors’ Report

To the Board of Directors and Stockholders of

Bi-Optic Ventures Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Bi-Optic Ventures Inc. as of February 29, 2004, and the related statements of operations, cash flows and stockholders’ deficit for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet of Bi-Optic Ventures Inc. as of February 28, 2003, and the related statements of operations, cash flows and stockholders’ deficit for the year then ended were audited by other auditors in their report dated May 22, 2003. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements referred to above present fairly, in all material respects, the financial position of Bi-Optic Ventures Inc. as of February 29, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no business operations and has suffered recurring operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott”

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 17, 2004

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	February 29,	February 28,
	2004 $	2003 $
Assets

Current Assets

Cash	23,631	107
Amounts receivable	2,073	3,891

Total Current Assets	25,704	3,998

Property and Equipment (Note 3)	2,776	3,472

Total Assets	28,480	7,470

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	63,185	69,905
Accrued liabilities	3,500	3,500
Due to related parties (Note 4(c))	107,895	85,725

Total Liabilities	174,580	160,630

Stockholders’ Deficit

Common Stock: 100,000,000 common shares authorized without par value; 5,164,235 and 4,364,235 shares issued and outstanding, respectively	2,719,192	2,639,192

Common Stock Subscribed (Note 7)	48,400	–

Deficit Accumulated During the Development Stage	(2,913,692)	(2,792,352)

Total Stockholders’ Deficit	(146,100)	(153,160)

Total Liabilities and Stockholders’ Deficit	28,480	7,470

Contingent Liability (Note 1) Subsequent Event (Note 7)

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

	Accumulated from May 31, 1984 (Date of Inception) to February 29,	For the Year Ended

		February 29,	February 28,
	2004	2004	2003
	$	$	$

Revenue	–	–	–

Expenses

Acquisition costs written off	347,815	–	–
Amortization	5,122	696	880
Bad debts	20,658	–	–
Consulting and management fees (Note 4(a))	296,606	38,657	54,715
Cost recoveries	(11,123)	–	–
Interest and bank charges	5,538	249	416
Investor and public relations	37,393	1,420	1,658
Office, rent and telephone (Note 4(a))	174,765	33,035	33,598
Professional fees (Note 4(b))	196,147	32,826	24,600
Transfer agent and regulatory fees	49,872	8,618	8,435
Travel and promotion	59,226	5,839	8,062
Less: Interest income	(2,606)	–	(2)

Total Expenses	1,179,413	121,340	132,362

Net Loss Before Discontinued Operations	(1,179,413)	(121,340)	(132,362)

Loss from Discontinued Operations	(1,734,279)	–	–

Net Loss for the Period	(2,913,692)	(121,340)	(132,362)

Basic Net Loss Per Share		(0.02)	(0.03)

Weighted Average Shares Outstanding		4,864,000	4,166,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

	Accumulated from May 31, 1984 (Date of Inception) to February 29,	For the Year Ended

		February 29,	February 28,
	2004	2004	2003
	$	$	$
Cash Flows to Operating Activities

Net loss	(2,913,692)	(121,340)	(132,362)

Adjustments to reconcile net loss to net cash used by operating activities
Acquisition costs written off	347,815	–	–
Amortization	6,724	696	880
Bad debts	20,658	–	–
Cost recoveries	11,123	–	–
Investments written off	7,475	–	–
Mineral properties written off	380,751	–	–

Changes in operating assets and liabilities
Amounts receivable	(22,731)	1,818	(489)
Prepaid expenses	–	–	5,000
Accounts payable and accrued liabilities	314,476	(8,220)	15,996
Due to related parties	107,895	22,170	66,886
Net Cash Used by Operating Activities	(1,739,506)	(104,876)	(44,089)

Cash Flows to Investing Activities

Net cash used in discontinued operations	(373,364)	–	–
Acquisition of property and equipment	(9,500)	–	–

Net Cash Used In Investing Activities	(382,864)	–	–

Cash Flows From Financing Activities

Issuance of common shares	2,146,001	128,400	40,000

Net Cash Provided by Financing Activities	2,146,001	128,400	40,000

Change in Cash	23,631	23,524	(4,089)

Cash - Beginning of Period	–	107	4,196

Cash - End of Period	23,631	23,631	107

Non-Cash Financing and Investing Activities
Shares issued to settle debt	247,791	–	–
Shares issued for finders’ fees	50,400	–	–
Shares issued to acquire mineral properties	275,000	–	–

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

From February 28, 2001 to February 29, 2004

(expressed in Canadian dollars)

	Common Stock		Common Stock	Deficit Accumulated During the Development
	Shares	Amount	Subscribed	Stage	Total
	#	$	$	$	$

Balance – February 28, 2001	3,540,763	2,359,929	–	(2,207,977)	151,952

Share consolidation	(1,770,382)	–	–	–

Issued pursuant to debt settlement	993,854	119,263	–	–	119,263

Issued pursuant to a private placement at $0.10 per share	1,200,000	120,000	–	–	120,000

Net loss for the year	–	–	–	(452,013)	(452,013)

Balance – February 28, 2002	3,964,235	2,599,192	–	(2,659,990)	(60,798)

Issued pursuant to the exercise of warrants at $0.10 per share	400,000	40,000	–	–	40,000

Net loss for the year	–	–	–	(132,362)	(132,362)

Balance – February 28, 2003	4,364,235	2,639,192	–	(2,792,352)	(153,160)

Issued pursuant to the exercise of warrants at $0.10 per share	800,000	80,000	–	–	80,000

Common stock to be issued	–	–	48,400	–	48,400

Net loss for the year	–	–	–	(121,340)	(121,340)

Balance – February 29, 2004	5,164,235	2,719,192	48,400	(2,913,692)	(146,100)

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

1.

Development Stage Company

Bi-Optic Ventures Inc. herein (the “Company”) was incorporated in the Province of British Columbia, Canada on May 31, 1984. The Company is currently evaluating various business opportunities.

The Company is in the early development stage. In a development stage company, management devotes most of its activities in evaluating various business opportunities. The ability of the Company to emerge from the development stage is dependent upon its successful efforts in evaluating and acquiring or developing a business opportunity, raising additional equity financing and/or generating significant revenue. There is no guarantee that the Company will be able to raise enough equity to develop and implement a business plan. There is substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s 10-SB Registration Statement filed with the U.S. Securities Exchange Commission was declared effective in 2003.

The Company has a working capital deficit of $148,876 as at February 29, 2004 and has suffered substantial recurring operating losses since inception totalling $2,913,692 to February 29, 2004.

On March 8, 2004, the Company closed a private placement totalling 1,500,000 units at $0.16 per unit for gross proceeds of $240,000. Each unit consists of one share and one warrant to purchase an additional share at $0.215 per share expiring on March 9, 2005. The Company paid a finder’s fee of $2,910 in connection with this private placement. As at February 29, 2004, the Company had received $48,400 in share subscriptions for 302,500 units.

2.

Summary of Significant Accounting Policies

(a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in Canadian dollars. The Company has not produced any revenue and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. There are no financial statements using Canadian generally accepted accounting principles, however, there would be no material reconciling items other than presentation items.

(b)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

(c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)

Property and Equipment

Property and equipment is recorded at cost. Amortization is computed on a declining balance basis at the following rates:

Computer equipment

30%

Furniture and equipment

20%

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

2.

Summary of Significant Accounting Policies (continued)

(e)

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

(f)

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

(g)

Financial Instruments

The carrying value of cash, amounts receivable, accounts payable, accrued liabilities and due to related parties approximate fair value due to the relatively short maturity of these instruments.

(h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2004 and February 28, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(i)

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

(j)

Stock-Based Compensation

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

2.

Summary of Significant Accounting Policies (continued)

(j)

Stock-Based Compensation (continued)

During the year, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The pro forma information is as follows:

	Year Ended
	February 29, 2004 $	February 28, 2003 $

Net loss — as reported	(121,340)	(132,362)
Add: Stock-based compensation expense included in net loss — as reported	–	–
Deduct: Stock-based compensation expense determined under fair value method	–	–
Net loss — pro forma	(121,340)	(132,362)
Net loss per share (basic) — as reported	(0.02)	(0.03)
Net loss per share (basic) — pro forma	(0.02)	(0.03)

(k)

Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

(l)

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

3.

Property and Equipment

	Cost $	Accumulated Amortization $	February 29, 2004 Net Carrying Value $	February 28, 2003 Net Carrying Value $

Computer equipment	2,568	2,090	478	651
Furniture and equipment	6,932	4,634	2,298	2,821

	9,500	6,724	2,776	3,472

4.

Related Party Transactions/Balances

(a)

The Company paid $30,000 (2003 - $30,000) in management fees and $30,000 (2003 - $30,000) in rent to a company controlled by the President of the Company.

(b)

The Company paid $13,500 (2003 - $11,000) in professional fees to a company controlled by a director.

(c)

The amounts due to companies controlled by officers and/or directors are without interest, unsecured and due on demand.

5.

Common Stock

(a)

Share Purchase Warrants

At February 29, 2004, there are no share purchase warrants outstanding.

The following table summarizes the continuity of the Company’s warrants:

	Number of shares	Weighted average exercise price $

Balance, February 28, 2002	1,200,000	0.10
Exercised	(400,000)	0.10
Expired	–	–

Balance, February 28, 2003	800,000	0.10
Exercised	(800,000)	0.10
Expired	–	–

Balance, February 29, 2004	–	–

(b)

Stock Options

The Company does not currently have a stock option plan.

6.

Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”) as of its inception. The Company has incurred Canadian non-capital losses of $1,084,000, which expire starting in 2005. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to Financial Statements

6.

Income Tax (continued)

The components of the net deferred tax asset at February 29, 2004 and February 28, 2003, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2004 $	2003 $

Amortization of Property and Equipment	7,000	6,000

Net Operating Loss	119,000	129,000

	126,000	135,000

Statutory Tax Rate	35.6%	37.6%

Effective Tax Rate	–	–

Deferred Tax Asset	44,856	50,760

Valuation Allowance	(44,856)	(50,760)

Net Deferred Tax Asset	–	–

7.

Subsequent Event

On March 8, 2004, the Company closed a private placement totalling 1,500,000 units at $0.16 per unit for gross proceeds of $240,000. Each unit consists of one share and one warrant to purchase an additional share at $0.215 per share expiring on March 9, 2005. The Company paid a finder’s fee of $2,910 in connection with this private placement. As at February 29, 2004, the Company had received $48,400 in share subscriptions for 302,500 units.

SIGNATURE PAGE

Pursuant to the requirements of Section 12g of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for filing on Form 10-KSB and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bi-Optic Ventures Inc. --– SEC File #000-49685

Registrant

Dated: May 28, 2004   By /s/ Harry Chew_________________________________________

                         Harry Chew, President/CEO/CFO/Director

Dated: May 28, 2004   By /s/ Sonny Chew_________________________________________

                         Sonny Chew, Director