Form 10QSB
period 2004-05-31
BI-OPTIC VENTURES INC
filed 2004-07-20
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  May 31, 2004

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

Common Shares without par value.

(Title of Class)

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 7/15/2004:  6,664,235 Common Shares w/o par value

Transitional Small Business Disclosure Format (Check one):Yes [ ]  No [X]

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC.

INTERIM FINANCIAL STATEMENTS

(Unaudited)

MAY 31, 2004

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	May 31,	February 29,
	2004 $ (unaudited)	2004 $ (audited)
Assets

Current Assets

Cash	44,703	23,631
Amounts receivable	2,398	2,073
Prepaid expenses	5,000	–

Total Current Assets	52,101	25,704

Property and Equipment (Note 3)	2,625	2,776

Total Assets	54,726	28,480

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	56,250	63,185
Accrued liabilities	1,500	3,500
Due to related parties (Note 4(c))	–	107,895

Total Liabilities	57,750	174,580

Stockholders’ Deficit

Common Stock (Note 5): 100,000,000 common shares authorized without par value; 6,664,235 and 5,164,235 shares issued and outstanding, respectively	2,949,280	2,719,192

Common Stock Subscribed	–	48,400

Deficit Accumulated During the Development Stage	(2,952,304)	(2,913,692)

Total Stockholders’ Deficit	(3,024)	(146,100)

Total Liabilities and Stockholders’ Deficit	54,726	28,480

Contingent Liability (Note 1)

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

(unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to May 31,	For the three months ended

		May 31,	May 31,
	2004	2004	2003
	$	$	$

Revenue	–	–	–

Expenses

Acquisition costs written off	347,815	–	–
Amortization	5,272	150	190
Bad debts	20,658	–	–
Consulting and management fees (Note 4(a))	307,106	10,500	11,270
Cost recoveries	(11,123)	–	–
Interest and bank charges	5,642	104	69
Investor and public relations	37,393	–	–
Office, rent and telephone (Note 4(a))	184,355	9,590	7,929
Professional fees (Note 4(b))	209,933	13,786	6,600
Transfer agent and regulatory fees	52,564	2,692	474
Travel and promotion	61,016	1,790	1,079
Less: Interest income	(2,606)	–	–

Total Expenses	1,218,025	38,612	27,611

Net Loss Before Discontinued Operations	(1,218,025)	(38,612)	(27,611)

Loss from Discontinued Operations	(1,734,279)	–	–

Net Loss for the Period	(2,952,304)	(38,612)	(27,611)

Basic Net Loss Per Share		(0.01)	(0.01)

Weighted Average Shares Outstanding		6,534,000	4,364,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

(unaudited)

	For the three months ended

	May 31,	May 31,
	2004	2003
	$	$
Cash Flows to Operating Activities

Net loss	(38,612)	(27,611)

Adjustment to reconcile net loss to net cash used by operating activities

Amortization	150	190

Changes in operating assets and liabilities

Amounts receivable	(325)	233
Prepaid expenses	(5,000)	–
Accounts payable and accrued liabilities	(8,934)	(15,652)
Due to related parties	(107,895)	42,733

Net Cash Used by Operating Activities	(160,616)	(107)

Cash Flows to Investing Activities	–	–

Cash Flows From Financing Activities

Issuance of common shares	181,688	–

Net Cash Provided by Financing Activities	181,688	–

Change in Cash	21,072	(107)

Cash - Beginning of Period	23,631	107

Cash - End of Period	44,703	–

Non-Cash Financing and Investing Activities	–	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

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

The Company’s 10-SB Registration Statement filed with the U.S. Securities Exchange Commission was declared effective in 2003.

The Company has a working capital deficit of $5,649 as at May 31, 2004 and has suffered substantial recurring operating losses since inception totalling $2,952,304 to May 31, 2004.

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

Notes to the Financial Statements

(expressed in Canadian dollars)

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

(h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

2.

Summary of Significant Accounting Policies (continued)

(j) Stock-Based Compensation (continued)

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

No pro forma information is disclosed as the Company does not currently have a stock option plan in place.

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

(l)

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

3.

Property and Equipment

	Cost $	Accumulated Amortization $	May 31, 2004 Net Carrying Value $ (unaudited)	February 29, 2004 Net Carrying Value $ (audited)

Computer equipment	2,568	2,126	442	478
Furniture and equipment	6,932	4,749	2,183	2,298

	9,500	6,875	2,625	2,776

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

4.

Related Party Transactions/Balances

(a)

The Company paid $7,500 (2003 - $7,500) in management fees and $7,500 (2003 - $7,500) in rent to a company controlled by the President of the Company.

(b)

The Company paid $8,000 (2003 - $2,500) in professional fees to a company controlled by a director.

(c)

The amounts due to companies controlled by officers and/or directors are without interest, unsecured and due on demand.

5.

Common Stock

(a)

On March 8, 2004, the Company closed a private placement totalling 1,500,000 units at $0.16 per unit for gross proceeds of $240,000. Each unit consisted of one share and one warrant to purchase an additional share at $0.215 per share expiring on March 9, 2005. The Company paid a finder’s fee of $2,910 in connection with this private placement.

(b)

Share Purchase Warrants

At May 31, 2004, there are 1,500,000 share purchase warrants outstanding.

The following table summarizes the continuity of the Company’s warrants:

	Number of shares	Weighted average exercise price $

Balance, February 28, 2003 (audited)	800,000	0.10
Exercised	(800,000)	0.10
Expired	–	–

Balance, February 29, 2004 (audited)	–	–
Exercised	–	–
Issued	1,500,000	0.215
Expired	–	–

Balance, May 31, 2004 (unaudited)	1,500,000	0.215

(c)

Stock Options

The Company does not currently have a stock option plan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, principally in ITEM #2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends.  In particular, these include statements about the Company’s strategy for growth, property exploration, mineral prices, future performance or results of current or anticipated mineral production, interest rates, foreign exchange rates, and the outcome of contingencies, such as acquisitions and/or legal proceedings.

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties.  Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, among other things, the factors discussed in this Registration Statement under ITEM #3, “Key Information, Risk Factors” and factors described in documents that we may furnish from time to time to the Securities and Exchange Commission.  We undertake no obligation to update publicly or revise any forward-looking statements because of new information, future events or otherwise.

Results of Operations

Until recently, the Company had been in negotiations to acquire a 50-percent undivided interest in two diamond properties located in the Otish Mountain, Quebec area.  The Company has abandoned this attempt and is examining various business ventures and properties.  Such investigations, due diligence and negotiations are preliminary as of 6/30/2004.

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 5/31/2004 had an accumulated deficit of ($2,952,304).

Operating Expenses for the Three Months Ended 5/31/2004 were $38,612 compared to $27,611 in the same period last year.  Professional fees were $13,786 versus $6,600; consulting and management fees were $10,500 versus $11,270; and office/rent/telephone was $9,590 versus $7,929.  Net Loss for the three months was ($38,612) versus ($27,611).  Loss Per Share was ($0.01) versus ($0.01).  Increased losses relate primarily to the expenses related to an equity financing.

Liquidity and Capital Resources

Working Capital deficit was ($5,649) at 5/31/2004.

Effective 3/9/2004, the Company closed a private placement of 1,500,000 Units at a price of $0.16 per Unit, for gross proceeds of $240,000.  Each Unit consists of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder to purchase an additional common share at a price of $0.215 until 3/9/2005.  The Company paid a finder’s fee of $2,910 in connection with this private placement.  As at 2/29/2004, the Company had received $48,400 in share subscriptions.

Cash used in Three Months Ended 5/31/2004 Operating Activities totaled ($160,616), including the ($38,612) Net Loss; the only significant adjusting item was a ($122,154) net change in operating assets and liabilities.  Cash used in Investing Activities was $nil.  Cash provided by Financing Activities was $181,688, including the aforementioned financing.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” [as defined in the Exchange Act Rule 13a-15(e)] as of the end of the period covered by this report.  Based upon that evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings, and that information is recorded, processed, summarized and reported as and when required.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal year ended 2/29/2004 or since the end of the most recently completed three-month interim period ended 5/31/2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Nor were there any significant deficiencies or material weaknesses in the Company's internal controls requiring corrective actions.

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

Bi-Optic Ventures Inc. -– SEC File No. 0-49685

Registrant

Date: July 20, 2004

/s/_Harry Chew_____________________________________________________

    Harry Chew, Chief Executive Officer and Chief Financial Officer