Form 10QSB
period 2004-08-31
BI-OPTIC VENTURES INC
filed 2004-10-13
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended August 31, 2004

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

Common Shares without par value.

(Title of Class)

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 10/5/2004:  6,664,235 Common Shares w/o par value

Transitional Small Business Disclosure Format (Check one):Yes [ ]  No [X]

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	August 31,	February 29,
	2004 $ (unaudited)	2004 $ (audited)
Assets

Current Assets

Cash	10,600	23,631
Amounts receivable	2,351	2,073
Prepaid expenses	5,000	–

Total Current Assets	17,951	25,704

Property and Equipment (Note 3)	3,750	2,776

Total Assets	21,701	28,480

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	60,626	63,185
Accrued liabilities	1,500	3,500
Due to related parties	–	107,895

Total Liabilities	62,126	174,580

Stockholders’ Deficit

Common Stock (Note 5): Unlimited common shares authorized without par value; 6,664,235 and 5,164,235 shares issued and outstanding, respectively	2,949,280	2,719,192

Additional Common Stock Subscribed	–	48,400

Deficit Accumulated During the Development Stage	(2,989,705)	(2,913,692)

Total Stockholders’ Deficit	(40,425)	(146,100)

Total Liabilities and Stockholders’ Deficit	21,701	28,480

Contingent Liability (Note 1)

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

(unaudited)

	Accumulated from May 31, 1984
	(Date of Inception)	Three months ended		Six months ended
	to August 31,	August 31,		August 31,
	2004 $	2004 $	2003 $	2004 $	2003 $

Revenue	–	–	–	–	–

Expenses

Acquisition costs written off	347,815	–	–	–	–
Amortization	5,638	366	178	516	368
Bad debts	20,658	–	–	–	–
Consulting and management fees (Note 4(a))	316,696	9,590	9,000	20,090	20,270
Cost recoveries	(11,123)	–	–	–	–
Interest and bank charges	5,773	131	80	235	149
Investor and public relations	40,436	3,043	1,969	3,043	1,969
Office, rent and telephone (Note 4(a))	191,998	7,643	7,686	17,233	15,615
Professional fees (Note 4(b))	220,117	10,184	9,252	23,970	15,852
Transfer agent and regulatory fees	58,546	5,982	4,046	8,674	4,520
Travel and promotion	61,478	462	1,646	2,252	2,725
Less: interest income	(2,606)	–	–	–	–

Total Expenses	1,255,426	37,401	33,857	76,013	61,468

Net Loss Before Discontinued Operations	(1,255,426)	(37,401)	(33,857)	(76,013)	(61,468)

Loss from Discontinued Operations	(1,734,279)	–	–	–	–

Net Loss For The Period	(2,989,705)	(37,401)	(33,857)	(76,013)	(61,468)

Net Loss Per Share – Basic		(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding		6,664,000	4,764,000	6,602,000	4,564,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

(unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2004 $	2003 $	2004 $	2003 $

Cash Flows To Operating Activities

Net loss	(37,401)	(33,857)	(76,013)	(61,468)

Adjustment to reconcile net loss to net cash used by operating activities

Amortization	366	178	516	368

Changes in operating assets and liabilities

Amounts receivable	47	(2,190)	(278)	(1,957)
Prepaid expenses	–	–	(5,000)	–
Accounts payable and accrued liabilities	4,375	1,677	(4,559)	(15,892)
Due to related parties	–	(46,513)	(107,895)	(2,175)

Net Cash Used by Operating Activities	(32,613)	(80,705)	(193,229)	(81,124)

Cash Flows to Investing Activities

Acquisition of property and equipment	(1,490)	–	(1,490)	–

Net Cash Used By Investing Activities	(1,490)	–	(1,490)	–

Cash Flows From Financing Activities

Issuance of common shares	–	80,000	181,688	80,000

Net Cash Provided By Financing Activities	–	80,000	181,688	80,000

Change In Cash	(34,103)	(705)	(13,031)	(1,124)

Cash - Beginning of Period	44,703	(312)	23,631	107

Cash - End of Period	10,600	(1,017)	10,600	(1,017)

Non-Cash Financing and Investing Activities	–	–	–	–

Supplemental Disclosures

Interest paid	–	–	–	–
Income taxes paid	–	–	–	–

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

The Company’s 10-SB Registration Statement filed with the U.S. Securities Exchange Commission was declared effective in 2003.

The Company has a working capital deficit of $44,175 as at August 31, 2004 and has suffered substantial recurring operating losses since inception totalling $2,989,705 to August 31, 2004.

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

(h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

No pro forma information is disclosed, as the Company does not currently have a stock option plan in place.

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

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

3.

Property and Equipment

	Cost $	Accumulated Amortization $	August 31, 2004 Net Carrying Value $ (unaudited)	February 29, 2004 Net Carrying Value $ (audited)

Computer equipment	4,059	2,383	1,676	478
Furniture and equipment	6,932	4,858	2,074	2,298

	10,991	7,241	3,750	2,776

4.

Related Party Transactions

(a)

The Company paid $15,000 (2003 - $15,000) in management fees and $15,000 (2003 - $15,000) in rent to a company controlled by the President of the Company.

(b)

The Company paid $14,000 (2003 - $6,000) in professional fees to a company controlled by a director.

5.

Common Stock

(a)

Authorized Share Capital

On August 11, 2004, the Company increased its authorized share capital from 100,000,000 to unlimited.

(b)

Private Placement

On March 8, 2004, the Company closed a private placement totalling 1,500,000 units at $0.16 per unit for gross proceeds of $240,000. Each unit consisted of one share and one warrant to purchase an additional share at $0.215 per share expiring on March 9, 2005. The Company paid a finder’s fee of $2,910 in connection with this private placement.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

5.

Common Stock (Continued)

(c)

Share Purchase Warrants

At August 31, 2004, there are 1,500,000 share purchase warrants outstanding.

The following table summarizes the continuity of the Company’s warrants:

	Number of shares	Weighted average exercise price $

Balance, February 28, 2003 (audited)	800,000	0.10
Exercised	(800,000)	0.10
Expired	–	–

Balance, February 29, 2004 (audited)	–	–
Exercised	–	–
Issued	1,500,000	0.215
Expired	–	–

Balance, August 31, 2004 (unaudited)	1,500,000	0.215

(d)

Stock Options

The Company does not currently have a stock option plan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

         RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, principally in ITEM #2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  These statements may be identified by the use of words like “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends.  In particular, these include statements about the Company’s strategy for growth, property exploration, mineral prices, future performance or results of current or anticipated mineral production, interest rates, foreign exchange rates, and the outcome of contingencies, such as acquisitions and/or legal proceedings.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 8/31/2004 had an accumulated deficit of ($2,989,705).

Operating Expenses for the Six Months Ended 8/31/2004 were $76,013 compared to $61,468 in the same period last year.  Professional Fees were $23,970 versus $15,852; management fees were $20,090 versus $20,270; Office/Rent/Telephone Expenses were $17,233 versus $15,615; and Transfer Agent/Regulatory Fees were $8,674 versus $4,520.  Net Loss for the six months was ($76,013) versus ($61,468).  Loss Per Share was ($0.01) versus ($0.01).

Liquidity and Capital Resources

Working Capital deficit was ($44,175) at 8/31/2004.

Effective 3/8/2004, the Company closed a private placement of 1,500,000 Units at a price of $0.16 per Unit, for gross proceeds of $240,000.  Each Unit consists of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder to purchase an additional common share at a price of $0.215 until 3/9/2005.  The Company paid a finder’s fee of $2,910 in connection with this private placement.

Cash used in Six Months Ended 8/31/2004 Operating Activities totaled ($193,229), including the ($76,013) Net Loss; the only significant adjusting item was the ($117,732) “net changes in operating assets and liabilities”.  Cash used in Investing Activities was ($1,490).  Cash provided by Financing Activities was $181,688, including the aforementioned financing.

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

         d.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On 8/4/2004, the Company held its Annual General Meeting of the Members of the Company.  At the meeting:

a. members of the Company re-elected Messrs. Harry Chew, Sonny

   Chew and David J.L. Williams to the Board of Directors;

b. Manning Elliott were appointed as auditors;

c. a special resolution was passed to alter the Notice of Articles of the Company to remove the application of the Pre-Existing

   Provisions (as defined in the Business Corporations Act

   (British Columbia);

d. a special resolution was passed to alter the Notice of Articles of the Company to increase the authorized common share capital to an unlimited number of common shares; and

e. a special resolution was passed adopting new Articles.

ITEM 5.  OTHER INFORMATION

         No Disclosure Necessary

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Form 8-K, under Regulation FD, was filed 7/2/2004 containing documents related to the AGM to be held 8/4/2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: October 13, 2004    /s/_Harry Chew____________________

                              Harry Chew, President/Director