Form 10QSB
period 2004-11-30
BI-OPTIC VENTURES INC
filed 2005-01-12
CIK 1168960

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  November 30, 2004

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

Common Shares without par value.

(Title of Class)

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 1/10/200 5 :  6,864,235 Common Shares w/o par value

Transitional Small Business Disclosure Format (Check one):Yes [ ]  No [X]

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	November 30,	February 29,
	2004 $ (unaudited)	2004 $ (audited)
Assets

Current Assets

Cash	155	23,631
Amounts receivable	1,462	2,073

Total Current Assets	1,617	25,704

Property and Equipment (Note 3)	3,615	2,776

Total Assets	5,232	28,480

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	52,257	63,185
Accrued liabilities	1,500	3,500
Due to related parties (Note 4(c))	2,500	107,895

Total Liabilities	56,257	174,580

Contingent Liability (Note 1)

Stockholders’ Deficit

Common Stock (Note 5): Unlimited common shares authorized without par value; 6,864,235 and 5,164,235 shares issued and outstanding, respectively	2,992,280	2,719,192

Additional Common Stock Subscribed	–	48,400

Deficit Accumulated During the Development Stage	(3,043,305)	(2,913,692)

Total Stockholders’ Deficit	(51,025)	(146,100)

Total Liabilities and Stockholders’ Deficit	5,232	28,480

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

(unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to November 30,	Three months ended November 30,		Nine months ended November 30,
	2004 $	2004 $	2003 $	2004 $	2003 $

Revenue	–	–	–	–	–

Expenses

Acquisition costs written off	347,815	–	–	–	–
Amortization	5,773	135	169	651	537
Bad debts	20,658	–	–	–	–
Consulting and management fees (Note 4(a))	339,324	22,628	10,200	42,718	30,470
Cost recoveries	(11,123)	–	–	–	–
Interest and bank charges	5,833	60	38	295	187
Investor and public relations	45,124	4,688	(549)	7,731	1,420
Office, rent and telephone (Note 4(a))	201,718	9,720	7,802	26,953	23,417
Professional fees (Note 4(b))	227,617	7,500	3,890	31,470	19,742
Transfer agent and regulatory fees	60,503	1,957	1,114	10,631	5,634
Travel and promotion	68,390	6,912	1,756	9,164	4,481
Less: interest income	(2,606)	–	–	–	–

Total Expenses	1,309,026	53,600	24,420	129,613	85,888

Net Loss Before Discontinued Operations	(1,309,026)	(53,600)	(24,420)	(129,613)	(85,888)

Loss from Discontinued Operations	(1,734,279)	–	–	–	–

Net Loss For The Period	(3,043,305)	(53,600)	(24,420)	(129,613)	(85,888)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	(0.02)	(0.02)

Weighted Average Shares Outstanding		6,706,000	4,764,000	6,636,000	4,772,000

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

(unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2004 $	2003 $	2004 $	2003 $

Cash Flows To Operating Activities

Net loss for the period	(53,600)	(24,420)	(129,613)	(85,888)

Adjustment to reconcile net loss to net cash used by operating activities

Amortization	135	169	651	537

Changes in operating assets and liabilities

Amounts receivable	889	4,326	611	2,369
Prepaid expenses	5,000	–	–	–
Accounts payable and accrued liabilities	(8,369)	4,621	(12,928)	(11,271)
Due to related parties	2,500	15,170	(105,395)	12,995

Net Cash Used by Operating Activities	(53,445)	(134)	(246,674)	(81,258)

Cash Flows to Investing Activities

Acquisition of property and equipment	–	–	(1,490)	–

Net Cash Used By Investing Activities	–	–	(1,490)	–

Cash Flows From Financing Activities

Issuance of common shares	43,000	–	224,688	80,000

Net Cash Provided By Financing Activities	43,000	–	224,688	80,000

Change In Cash and Cash Equivalents	(10,445)	(134)	(23,476)	(1,258)

Cash and Cash Equivalents - Beginning of Period	10,600	(1,017)	23,631	107

Cash and Cash Equivalents - End of Period	155	(1,151)	155	(1,151)

Non-Cash Financing and Investing Activities	–	–	–	–

Supplemental Disclosures

Interest paid	–	–	–	–
Income taxes paid	–	–	–	–

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

The Company’s 10-SB Registration Statement filed with the U.S. Securities Exchange Commission was declared effective in 2003.

The Company has a working capital deficit of $54,640 as at November 30, 2004 and has suffered substantial recurring operating losses since inception totalling $3,043,305 to November 30, 2004.

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

(h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

3.

Property and Equipment

	Cost $	Accumulated Amortization $	November 30, 2004 Net Carrying Value $ (unaudited)	February 29, 2004 Net Carrying Value $ (audited)

Computer equipment	4,059	2,414	1,645	478
Furniture and equipment	6,932	4,962	1,970	2,298

	10,991	7,376	3,615	2,776

4.

Related Party Transactions

(a)

The Company paid $22,500 (2003 - $22,500) in management fees and $22,500 (2003 - $22,500) in rent to a company controlled by the President of the Company.

(b)

The Company paid $20,000 (2003 - $8,500) in professional fees to a company controlled by a director.

(c)

The amount of $2,500 due to a company controlled by the President of the Company is non-interest bearing, unsecured, and due on demand.

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

(c)

Share Purchase Warrants

At November 30, 2004, there are 1,300,000 share purchase warrants outstanding.

The following table summarizes the continuity of the Company’s warrants:

	Number of shares	Weighted average exercise price $

Balance, February 28, 2003 (audited)	800,000	0.10
Exercised	(800,000)	0.10
Expired	–	–

Balance, February 29, 2004 (audited)	–	–
Issued	1,500,000	0.215
Exercised	(200,000)	0.215
Expired	–	–

Balance, November 30, 2004 (unaudited)	1,300,000	0.215

(d)

Stock Options

The Company does not currently have a stock option plan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements, principally in ITEM #2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  These statements may be identified by the use of words like “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends.  In particular, these include statements about the Company’s strategy for growth, property exploration, mineral prices, future performance or results of current or anticipated mineral production, interest rates, foreign exchange rates, and the outcome of contingencies, such as acquisitions and/or legal proceedings.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 11/30/2004 had an accumulated deficit of ($3,043,305).

Operating Expenses for the Nine Months Ended 11/30/2004 were $129,613 compared to $85,888 in the same period last year.  Consulting/Management expenses were $42,718 versus $30,470; professional fees were $31,470 versus $19,742; and Office/Rent/Telephone Expenses were $26,953 versus $23,417.  Net Loss for the nine months was ($129,613) versus ($85,888).  Loss Per Share was ($0.02) versus ($0.02).

Liquidity and Capital Resources

Working Capital was ($54,640) at 11/30/2004.

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

Cash used in Nine Months Ended 11/30/2004 Operating Activities totaled ($246,674), including the ($129,613) Net Loss; the only significant adjusting item was the ($117,712) “net changes in operating assets and liabilities”.  Cash used in Investing Activities was ($1,490).  Cash provided by Financing Activities was $224,688, including the aforementioned financing.

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

There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal year ended 2/29/2004 or since the end of the most recently completed three-month interim period ended 11/30/2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Nor were there any significant deficiencies or material weaknesses in the Company's internal controls requiring corrective actions.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No Disclosure Necessary.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  No Disclosure Necessary.

         b.  No Disclosure Necessary.

         c.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary.

ITEM 5.  OTHER INFORMATION

         a.  Reports on Form 8-K:  No Disclosure Necessary

         b.  Information required by Item 401(g) of Regulation S-B:

             No Disclosure Necessary.

ITEM 6.  EXHIBITS

         Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule

                        15d-14(a)

         Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule

                        15d-14(b) and section 906 of the Sarbanes-Oxley Act

                        of 2002, 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: January 11, 2005     /s/_Harry Chew____________________

                               Harry Chew, President/Director