Form 10KSB
period 2005-02-28
BI-OPTIC VENTURES INC
filed 2005-05-31
CIK 1168960

OMB APPROVAL
OMB Number: 3235-0042
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

         Fiscal Year Ended February 28, 2005

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (OTCBB).   May 27, 2005  =  CDN$6,500,134

Common Shares outstanding at May 27, 2005:  8,164,235 shares

Index to Exhibits on Page 22

SEC 2337 (12-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Bi-Optic Ventures Inc.

Form 10-KSB Annual Report

Fiscal Year Ended February 28, 2005

TABLE OF CONTENTS

                                                                          Page

PART I

PART II

Item 8.  Changes in and Disagreements with Accountants

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

        Compliance With Section 16(a) of the Exchange Act.................  16

Item 10.  Executive Compensation..........................................  19

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

 #615 - 1030 West Georgia Street, Vancouver, British Columbia, Canada  V6E 2Y3

 Telephone: 604-689-2646

 Facsimile: 604-689-1289

The contact person is Harry Chew, President and Director.

The Company’s authorized capital includes 100,000,000 common shares without par value.  As of 2/28/2005, there were 7,014,235 common shares outstanding.  As of 5/27/2005, there were 8,164,235 common shares outstanding.

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

Fiscal 2002:    993,854 Shares for $119,262 in debt

              1,200,000 Units at $0.10 per unit

Fiscal 2003:   400,000 Warrants Exercised at $0.10

Fiscal 2004:   800,000 Warrants Exercised at $0.10

Fiscal 2005::  Private Placement of 1,500,000 Units at $0.16 per unit

               350,000 Warrants exercised at $0.215

Fiscal 2006-to-date: 1,150,000 Warrants exercised at $0.215

Business

Until recently, the Company had been in negotiations to acquire a 50-percent undivided interest in two diamond properties located in the Otish Mountain, Quebec area.  The Company has abandoned this attempt and is examining various business ventures and properties.  Such investigations, due diligence and negotiations are preliminary as of 5/27/2005.

Employees

As of 5/27/2005, the Company had two employees, its two executive officers.

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

Table No. 1 lists the volume of trading and high, low and closing sales prices on the TSX Venture Exchange and NEX Board for actual trades of common shares of the Company for the last eight fiscal quarters.  The trading of the Company’s common shares on the TSX Venture Exchange is regulated by the policies of the exchange that include various numerical maintenance thresholds regarding assets, funds expended on operations, and minimum working capital.  The Company’s common shares were suspended on 10/2/2002 from trading effective 10/3/2002 for the failure to maintain Tier Maintenance Requirements in accordance with Policy 2.5 and being designated an Inactive Issuer for a period greater than 18-months.  Effective the re-opening of trading on 8/13/2003, the Company’s listing was transferred from the TSX Venture Exchange to the NEX Board of the TSX Venture Exchange, a new trading forum for listed companies that have fallen below ongoing listing standards.  The closing price was $1.20 on 3/31/2005, when the Company voluntarily halted trading pending an announcement.

Table No. 1

TSX Venture Exchange

Common Shares Trading Activity

______________________________________________________________________________

______________________________________________________________________________

Fiscal Quarter

Ended                                      Volume     High     Low     Closing

------------------------------------------------------------------------------

 2/28/2005                              1,051,222    $1.10   $0.75       $0.94

11/30/2004                              1,408,095     0.87    0.17        0.82

 8/31/2004                                198,750     0.40    0.16        0.16

 5/31/2004                              1,224,400     0.56    0.22        0.34

 2/28/2004                                136,950    $0.29   $0.20       $0.22

11/30/2003                                341,950     0.30    0.06        0.14

 8/31/2003                                156,700     0.08    0.05        0.06

 5/31/2003                                    nil      ---     ---         ---

______________________________________________________________________________

______________________________________________________________________________

The Company's common shares were listed on the NASD Electronic OTC Bulletin Board under the symbol "BOVKF.OB" in April 2003.

Table No. 2 lists the volume of trading and high, low and closing sales prices on the NASD Electronic OTC Bulletin Board for the Company's common shares for: the last seven fiscal quarters.  Trading started on 6/19/2003.  On 5/27/2005, the closing price was US$0.77.

Table No. 2

NASD Electronic Bulletin Board

Common Shares Trading Activity

______________________________________________________________________________

______________________________________________________________________________

    Fiscal                                                              Prices

   Quarter                                                          US Dollars

     Ended                                 Volume     High     Low     Closing

------------------------------------------------------------------------------

 2/28/2005                                  7,850    $0.99   $0.75       $0.75

11/30/2004                                138,700     0.51    0.11        0.49

 8/31/2004                                 25,000     0.25    0.11        0.11

 5/31/2004                                123,800     0.36    0.23        0.25

 2/28/2004                                 20,000    $0.23   $0.04       $0.23

11/30/2003                                 25,000     0.13    0.04        0.10

 8/31/2003                                191,000     0.11    0.03        0.04

______________________________________________________________________________

______________________________________________________________________________

Share Purchase Warrants

In March 2004, the Company issued 1,500,000 units at $0.16 per unit, each unit consisting of one common share and one warrant.  Each warrant entitled the holder to purchase one additional common share of the Company at a price of $0.215 per share, until 3/9/2005.  The shares, warrants and any shares issued upon exercise of the warrants are subject to a hold period and may not be traded in British Columbia until 7/9/2004, except as permitted by the Securities Act and the Rules made there-under and the TSX Venture Exchange.  350,000 warrants were exercised during Fiscal 2005, with the remaining 1,150,000 warrants being exercised subsequent to the fiscal year end.

Stock Options

The Company does not have a stock option plan in place currently; NEX companies are not allowed to grant stock options.

No stock options were granted or exercised during Fiscal 2005 or Fiscal 2004.

As of 5/27/2005, no stock options are outstanding.

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

The TSX Venture Exchange is a self-regulating organization owned and operated by the Toronto Stock Exchange, which in turn is owned by its member brokerage firms.  Representatives of member firms and the public govern it.

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

On 5/26/2005, the shareholders' list for the Company's common shares showed 56 registered shareholders and 8,164,235 common shares outstanding.  41 of these shareholders were Canadian residents, holding 7,762,881 shares representing about 95% of the issued and outstanding common shares.  13 of these shareholders were U.S. residents, holding 396,246 shares representing about 4% of the issued and outstanding common shares.  Two other shareholders were residents of other countries, holding 5,100 shares representing less than 1% of the issued and outstanding common shares.

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

  Fiscal 2002:     993,854 Shares for $119,262 in debt

                 1,200,000 Units at $0.10 per unit

  Fiscal 2003:     400,000 Shares at $0.10 upon warrant exercises

  Fiscal 2004:     800,000 Shares at $0.10 upon warrant exercises

  Fiscal 2005:   1,500,000 Units at $0.16 per unit, private placement

                            (finder's fee of $2,912 was paid)

                   350,000 Warrants exercised at $0.215

  Fiscal 2006-to-date: 1,150,000 warrants exercised at $0.215

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selected Financial Data

Selected financial data as shown in Table No. 4 for the Company for Fiscal 2005/2004 Ended February 28th (February 29th for FY2004) was derived from the financial statements of the Company that have been audited by Manning Elliott, Chartered Accountants, as indicated in their auditor’ report included elsewhere in this Annual Report.  The selected financial data set forth for the Fiscal 2003/2002/2001 are derived from the Company's audited Fiscal 2003/2002/2001 financial statements, not included herein.

The selected financial data should be read in conjunction with the financial statements and other financial data included elsewhere in this Annual Report.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the near future.

Table No. 4

Selected Financial Data

($ in 000’s, except per share data)

__________________________________________________________________________________

__________________________________________________________________________________

                                  Year       Year       Year       Year       Year

                                 Ended      Ended      Ended      Ended      Ended

                             2/28/2005  2/29/2004  2/28/2003  2/28/2002  2/28/2001

----------------------------------------------------------------------------------

Revenue                            $0         $0         $0         $0         $0

Operating Expenses              ($293)     ($121)     ($132)     ($452)     ($190)

Net Loss                        ($293)     ($121)     ($132)     ($452)     ($190)

Loss per Share                 ($0.04)    ($0.02)    ($0.03)    ($0.18)    ($0.11)

Dividends per Share             $0.00      $0.00      $0.00      $0.00      $0.00

Wtg. Avg. Shares (000’s)         6726       4864       4166       2536       1770

Period-end Shares O/S            7014       5164       4364       3964       1770

----------------------------------------------------------------------------------

Working Capital (Deficit)       ($186)     ($149)     ($157)      ($65)     ($152)

Long-Term Debt/Loans Payable        0          0          0          0          0

Common Stock                     3025       2719       2639       2599       2360

Stockholders’ Equity (Deficit)   (182)      (146)      (153)       (61)       152

Total Assets                        8         28          8         18        315

__________________________________________________________________________________

__________________________________________________________________________________

Plan Of Operations

Source of Funds for Fiscal 2006

The Company’s primary source of funds since incorporation has been through the issuance of common stock and loans.  The Company has had no revenue from operations to date and does not anticipate revenues in the foreseeable future.

The Company had working capital deficit of ($186,030) at 2/29/2005.  During March 2004, the Company raised $240,000 from a private placement of 1,500,000 units of common stock and warrants.  During Fiscal 2005, the Company also received $75,250 pursuant to the exercise of warrants.  The Company has had discussions with third parties about additional equity offering and/or loans; but the talks as of 5/27/2005 were preliminary.

Use of Funds for Fiscal 2006

During Fiscal 2006, the Company estimates that it might expend $240,000 on general/administrative expenses; although, this figure is subject to uncertainties including any possible acquisitions.  It is impossible to precisely estimate the probable expenditures associated with any possible acquisitions that might be consummated during Fiscal 2006.

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

Fiscal 2002:     993,854 shares issued for $119,262 in debt

               1,200,000 Units Sold at $0.10 per unit

Fiscal 2003:     400,000 Warrants Exercised at $0.10

Fiscal 2004:     800,000 Shares at $0.10 upon warrant exercises

Fiscal 2005:   1,500,000 Units at $0.16 per unit, private placement

                 350,000 Warrants Exercised at $0.215

Fiscal 2006-to-date: 1,150,000 Warrants Exercised at $0.215

Overview

The Company was incorporated in British Columbia on 5/31/1984.

From incorporation into Fiscal 1997, the Company was actively involved in the exploration of its mineral properties.

Until recently, the Company had been in negotiations to acquire a 50-percent undivided interest in two diamond properties located in the Otish Mountain, Quebec area.  The Company has abandoned this attempt and is examining various business ventures and properties.  Such investigations, due diligence and negotiations are preliminary as of 5/27/2005.

Liquidity and Capital Resources

Effective 3/9/2004, the Company closed a private placement of 1,500,000 Units at a price of $0.16 per Unit, for gross proceeds of $240,000; $48,400 has been received by the end of Fiscal 2005.  Each Unit consists of one common share and one non-transferable share purchase warrant (a “Warrant”).  Each Warrant entitles the holder to purchase an additional common share at a price of $0.215 until 3/9/2005.  The warrants were exercised during Fiscal 2005 and early Fiscal 2006.  The Company paid a finder’s fee of $2,910 in connection with this private placement.

Fiscal 2005 Ended 2/29/2005

Working Capital deficit was ($186,030) at 2/28/2005.

Working Capital deficit was ($148,876) at 2/29/2004.

Working Capital deficit was ($156,632) at 2/28/2003.

Working Capital deficit was ($ 65,150) at 2/28/2002.

Working Capital deficit was ($151,911) at 2/28/2001.

Cash used in Fiscal 2005 Operating Activities totaled ($277,979), including the ($293,380) Net Loss; the only significant adjusting item was a $14,623 change in operating assets and liabilities.  Cash used in Investing Activities was $1,490.  Cash provided by Financing Activities was $256,938 for shares issued.

Fiscal 2004 Ended 2/29/2004

Working Capital deficit was ($148,876) at 2/29/2004.

Cash used in Fiscal 2004 Operating Activities totaled ($104,876), including the ($121,340) Net Loss; the only significant adjusting item was a ($15,768) change in operating assets and liabilities.  Cash used in Investing Activities was $nil.  Cash provided by Financing Activities was $128,400 for shares issued and to be issued.

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

Results of Operations

Fiscal 2005 Ended 2/28/2005

The Company is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.  The Company requested a trading halt on the TSX Venture Exchange pending an announcement on 3/31/2005.

Operating Expenses for Fiscal 2005 ended 2/28/2005 were 293,380 compared to $121,340 for last year.  “Consulting/management fees” were higher ($53,425 vs. $38,657): ($30,000 vs. $30,000) paid/accrued to Myntek Management Services Inc.; and ($23,245 vs. $8,657) paid to third parties.  “Professional fees” were higher ($60,521 vs. $32,826): ($26,000 vs. $13,500) paid/accrued to Wynson Management Services Ltd.; and ($34,521 vs. $19,326) paid to third parties, the increase was due to legal fees incurred during this year where minimal was incurred the previous year.  Travel/Promotion increased many-fold ($90,427 vs. $5,229) as a result of the search/negotiations related to potential acquisitions.

Net Loss for Fiscal 2005 was ($293,380).  Loss Per Share was ($0.04).

Fiscal 2004 Ended 2/29/2004

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

Net Loss for Fiscal 2004 was ($121,340).  Loss Per Share was ($0.02).

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and notes thereto as required are attached hereto and found immediately following the text of this Annual Report.  The audit report of Manning Elliott is included herein immediately preceding the audited financial statements.

Audited Financial Statements: Fiscal 2005/2004

Report of Independent Registered Public Accounting Firm, dated 5/24/2005

Balance Sheets

Statements of Loss and Deficit

Statements of Cash Flows

Statement of Stockholder’s Deficit

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

At the end of Fiscal 2004 Ended 2/28/2005 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.  The Company’s management’s, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are designed and are effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s Fiscal Year Ended February 28, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

a.  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

b.  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

c.  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud.  A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal year ended 2/28/2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Nor were there any significant deficiencies or material weaknesses in the Company's internal controls requiring corrective actions.

ITEM 8B.  OTHER INFORMATION: No Disclosure Necessary

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Table No. 5 lists as of 5/27/2005 the names of the Directors of the Company.  The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

Table No. 5

Directors

______________________________________________________________________________

______________________________________________________________________________

                                                                    Date First

                                                                       Elected

Name                                                 Age          or Appointed

------------------------------------------------------------------------------

Harry Chew                                            44         February 1999

Sonny Chew                                            36             July 2000

David J.L. Williams                                   51             July 2000

------------------------------------------------------------------------------

(1) All directors are members of the Audit Committee.

______________________________________________________________________________

______________________________________________________________________________

Table No. 6 lists as of 5/27/2005 the names of the Executive Officers of the Company.  The Executive Officers serve at the pleasure of the Board of Directors.

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

______________________________________________________________________________

                                                                       Date of

Name                  Position                           Age    Board Approval

------------------------------------------------------------------------------

Harry Chew (1)        President/Chief Executive Officer   44     February 1999

Terrance G. Owen (2)  Corporate Secretary                 59       August 2002

------------------------------------------------------------------------------

(1)  He spends about a third of his time on the affairs of the Company.

(2)  He spends about 10% of his time on the affairs of the Company.

______________________________________________________________________________

______________________________________________________________________________

Board of Director Committees

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: Harry Chew, Sonny Chew, and David J.L. Williams.  The Audit Committee met four times during Fiscal 2005.

Business Experience

Harry Chew, President and a Director of the Company, is a graduate of Simon Fraser University in Burnaby, British Columbia and has been a Certified General Accountant since 1986.  He also is: President of Myntek Management Services Inc., since 1986, a private company providing management services; and President of the Pacific Paragon Group of Companies, since 1993, private companies providing management consulting services.  Mr. Chew currently is a director and/or officer of the following public Canadian companies: Paradym Ventures Inc. and Janina Resources Limited.  He devotes about one-third of his time to the affairs of the Company.  He lives in Vancouver, British Columbia, Canada.

Sonny Chew, Director of the Company, is a graduate of Simon Fraser University in Burnaby, British Columbia.  He also is: President of Wynson Management Services Ltd., since 1992, a private management and bookkeeping consulting company; and Director of Finance and Administration of the Pacific Paragon Group of Companies, since 1993, private companies providing management consulting services.  Mr. Chew is a director and/or officer of these public Canadian companies: Pacific Rodera Energy Inc., Janina Resources Limited, and Paradym Ventures Inc.  He devotes about one-fourth of his time to the affairs of the Company.  He lives in Vancouver, British Columbia, Canada.

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

David J.L. Williams, a Director of the Company, a former professional hockey player, has been employed since March 1983 by TWE Enterprises Ltd., a private company providing management consulting services.  Mr. Williams is a director and/or officer of the following public Canadian companies: Pacific Rodera Energy Inc., Seymour Exploration Corp., and Paradym Ventures Inc.  He lives in West Vancouver, British Columbia, Canada.

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

Audit Committee Financial Expert

The Company does not have an ”audit committee financial expert” serving on its audit committee.  The Company’s Audit Committee consists of two unrelated directors and the President of the Company, all of whom are both financially literate and very knowledgeable about the Company’s affairs.  Because the Company’s structure and operations are straightforward, the Company does not find it necessary to augment its Board with a financial expert.

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

ITEM 10.  EXECUTIVE COMPENSATION

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2005, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

Total compensation paid/accrued (directly/indirectly) to all Officers/ Directors for Fiscal 2005 was $56,000, including $30,000 paid to Myntek Management Services Inc. and $26,000 paid to Wynson Management Services Ltd.; refer to ITEM 12.  No stock options/SARS were granted or exercised during the most recent fiscal year.  No other compensation was granted.

Management functions of the Company are not to any substantial degree performed by a person other than the directors or senior officers of the Company.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President/CEO/Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus reasonable expenses related to the performance of its duties.  For the year ended 2/28/2005, management fees in the amount of $30,000 were paid or accrued to Myntek Management Services Inc.

During Fiscal 2005, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.  The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2006 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds US$60,000 per Executive Officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is a publicly-owned corporation, the shares of which are owned by residents of the United States, Canada, and other countries.  The Company is not controlled directly/indirectly by another corporation/any foreign government.

Table No. 7 lists as of 5/27/2005 all persons/companies the Registrant is aware of as being the beneficial owner of 5% or more of the common stock of the Registrant.   It also lists all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group.  All Officer/Director addresses c/o Bi-Optic Ventures Inc.: 1030 West Georgia Street, Suite #615, Vancouver, British Columbia  V6E 2Y3.

Table No. 7

Shareholdings of 5% Shareholders

_______________________________________________________________________________

_______________________________________________________________________________

Title                                                Amount and Nature  Percent

   of                                                    of Beneficial       of

Class    Name/Address of Beneficial Owner                    Ownership  Class #

-------------------------------------------------------------------------------

Common   Harry Chew (1)                                        993,750    12.1%

Common   Sonny Chew                                            302,000     3.7%

Common   David J.L. Williams                                   150,000     1.8%

Total Directors and Officers                                 1,445,750    17.6%

-------------------------------------------------------------------------------

(1)   274,500 shares are held indirectly by Pacific Paragon Investment Fund Ltd a private company controlled 50% by the spouse of Mr. Harry Chew and 50% by Mrs. Jodie Nitta.

#  Based on 8,164,235 shares outstanding as of 5/27/2005.

_______________________________________________________________________________

_______________________________________________________________________________

Securities authorized for issuance under equity compensation plans.

 --- No Disclosure Necessary ---

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management functions of the Company are not to any substantial degree performed by a person other than the directors or senior officers of the Company.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President & Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus reasonable expenses related to the performance of its duties.  For the fiscal years ended 2/28/2005 and 2/29/2004, management fees in the amount of $30,000 were paid or accrued in each year to Myntek Management Services Inc.

During Fiscal 2005, the Company paid rent of $30,000 (2004 = $30,000) to Pacific Paragon Investment Fund Ltd., a private company controlled 50% by the spouse of Harry Chew and 50% by Mrs. Jodie Nitta.

During Fiscal 2005, the Company paid $26,000 (2004 = $13,500) to Wynson Management Services Ltd., a private company controlled by Sonny Chew, a Director of the Company, and his spouse, for bookkeeping and accounting services.

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

Other than described above, there have been no transactions since 2/28/2002, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

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

11.  Statement re Computation of Per Share Earnings:  No Disclosure Necessary

13.  Annual or quarterly reports, Form 10-Q:  No Disclosure Necessary

14.  Code of Ethics:  No Disclosure Necessary

16.  Letter on Change of Certifying Accountant:

       Incorporated by reference to Form 8-K filed 3/24/2004

18.  Letter on change in accounting principles:  No Disclosure Necessary

20.  Other documents or statements to security holders: No Disclosure Necessary

21.  Subsidiaries of the Registrant:  No Disclosure Necessary

22.  Published report regarding matters submitted to vote: No Disclosure Necessary

23.  Consent of Experts and Counsel:  No Disclosure Necessary

24.  Power of Attorney: No Disclosure Necessary

31.  Rule 13a/15d-14(a) Certifications                                      35

32.  Section 1350 Certifications                                            36

99.  Additional Exhibits:  No Disclosure Necessary

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional accounting services were rendered by Manning Elliott for Fiscal 2005 and by J.A. Minni & Associates for Fiscal 2004.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended 2/28/2005 and 2/29/2004 were $8,000 and $6,700 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $1,300 and $800 during the fiscal years ended 2/28/2005 and 2/29/2004, respectively, for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred no fees during the last two fiscal years for services rendered by the Company’s principal accountant relating to the preparation of quarterly financial statements for inclusion in the Company’s quarterly reports on Form 10QSB.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

24

Balance Sheets

25

Statements of Operations

26

Statements of Cash Flows

27

Statement of Stockholders’ Deficit

28

Notes to the Financial Statements

29-33

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Bi-Optic Ventures Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Bi-Optic Ventures Inc. as of February 28, 2005 and February 29, 2004, and the related statements of operations, cash flows and stockholders’ deficit for the period from May 31, 1984 (Date of Inception) to February 28, 2005 and the years ended February 28, 2005 and February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements referred to above present fairly, in all material respects, the financial position of Bi-Optic Ventures Inc. as of February 28, 2005 and February 29, 2004, and the results of its operations and its cash flows for the period from May 31, 1984 (Date of Inception) to February 28, 2005 and the years ended February 28, 2005 and February 29, 2004, in conformity with accounting principles generally accepted in the United States.

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

/s/ Manning Elliott

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 24, 2005

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	February 28,	February 29,
	2005 $	2004 $
Assets

Current Assets

Cash	1,100	23,631
Amounts receivable	3,255	2,073

Total Current Assets	4,355	25,704

Property and Equipment (Note 3)	3,488	2,776

Total Assets	7,843	28,480

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	128,466	63,185
Accrued liabilities	11,840	3,500
Due to related parties (Note 4)	50,079	107,895

Total Liabilities	190,385	174,580

Stockholders’ Deficit

Common Stock: Unlimited common shares authorized without par value; 7,014,235 and 5,164,235 shares issued and outstanding, respectively (Note 5)	3,024,530	2,719,192

Common Stock Subscribed	–	48,400

Deficit Accumulated During the Development Stage	(3,207,072)	(2,913,692)

Total Stockholders’ Deficit	(182,542)	(146,100)

Total Liabilities and Stockholders’ Deficit	7,843	28,480

Subsequent Event (Note 7)

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

	Accumulated from May 31, 1984 (Date of Inception) to February 28,	For the Year Ended

		February 28,	February 29,
	2005	2005	2004
	$	$	$

Revenue	–	–	–

Expenses

Acquisition costs written off	347,815	–	–
Amortization	5,900	778	696
Bad debts	20,658	–	–
Consulting and management fees (Note 4(a))	350,031	53,425	38,657
Investor and public relations	71,548	34,155	1,420
Office, rent and telephone (Note 4(b))	221,605	41,302	33,894
Professional fees (Note 4(c))	256,668	60,521	32,826
Transfer agent and regulatory fees	62,644	12,772	8,618
Travel and promotion	149,653	90,427	5,229
Less: Interest and other income	(13,729)	–	–

Total Expenses	1,472,793	293,380	121,340

Net Loss Before Discontinued Operations	(1,472,793)	(293,380)	(121,340)

Loss from Discontinued Operations	(1,734,279)	–	–

Net Loss for the Period	(3,207,072)	(293,380)	(121,340)

Basic and Diluted Net Loss Per Share		(0.04)	(0.02)

Weighted Average Shares Outstanding		6,726,000	4,864,000

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

	Accumulated from May 31, 1984 (Date of Inception) to February 28,	For the Year Ended

		February 28,	February 29,
	2005	2005	2004
	$	$	$
Cash Flows to Operating Activities

Net loss	(3,207,072)	(293,380)	(121,340)

Adjustments to reconcile net loss to net cash used by operating activities

Acquisition costs written-off	347,815	–	–
Amortization	7,502	778	696
Bad debts	20,658	–	–
Assets written-off	388,226	–	–

Changes in operating assets and liabilities

Amounts receivable	(23,913)	(1,182)	1,818
Accounts payable and accrued liabilities	388,097	73,621	(8,220)
Due to related parties	50,079	(57,816)	22,170

Net Cash Used by Operating Activities	(2,028,608)	(277,979)	(104,876)

Cash Flows to Investing Activities

Net cash used in discontinued operations	(362,241)	–	–
Acquisition of property and equipment	(10,990)	(1,490)	–

Net Cash Used In Investing Activities	(373,231)	(1,490)	–

Cash Flows From Financing Activities

Issuance of common shares, net of costs	2,402,939	256,938	128,400

Net Cash Provided by Financing Activities	2,402,939	256,938	128,400

Change in Cash	1,100	(22,531)	23,524

Cash - Beginning of Period	–	23,631	107

Cash - End of Period	1,100	1,100	23,631

Non-cash Financing and Investing Activities

Shares issued to settle debt	247,791	–	–
Shares issued for finders’ fees	50,400	–	–
Shares issued to acquire mineral properties	275,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

From February 28, 2002 to February 28, 2005

(expressed in Canadian dollars)

	Common Stock		Common Stock	Deficit Accumulated During the Development
	Shares	Amount	Subscribed	Stage	Total
	#	$	$	$	$

Balance – February 28, 2002	3,964,235	2,599,192	–	(2,659,990)	(60,798)

Issued pursuant to the exercise of warrants at $0.10 per share	400,000	40,000	–	–	40,000

Net loss for the year	–	–	–	(132,362)	(132,362)

Balance – February 28, 2003	4,364,235	2,639,192	–	(2,792,352)	(153,160)

Issued pursuant to the exercise of warrants at $0.10 per share	800,000	80,000	–	–	80,000

Common stock to be issued	–	–	48,400	–	48,400

Net loss for the year	–	–	–	(121,340)	(121,340)

Balance – February 29, 2004	5,164,235	2,719,192	48,400	(2,913,692)	(146,100)

Issued pursuant to a private placement at $0.16 per share	1,500,000	240,000	–	–	240,000

Issued pursuant to the exercise of warrants at $0.215 per share	350,000	75,250	–	–	75,250

Common stock issued	–	–	(48,400)	–	(48,400)

Share issuance costs	–	(9,912)	–	–	(9,912)

Net loss for the year	–	–	–	(293,380)	(293,380)

Balance – February 28, 2005	7,014,235	3,024,530	–	(3,207,072)	(182,542)

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

1.

Development Stage Company

Bi-Optic Ventures Inc. herein (the “Company”) was incorporated in the Province of British Columbia, Canada on May 31, 1984. The Company filed a 10-SB Registration Statement with the U.S. Securities Exchange Commission in 2003. The Company is currently evaluating various business opportunities.

The Company is in the earliest development stage. In a development stage company, management devotes most of its activities in evaluating various business opportunities. The ability of the Company to emerge from the development stage is dependent upon its successful efforts in evaluating and acquiring or developing a business opportunity, raising additional equity financing and/or generating significant revenue. There is no guarantee that the Company will be able to raise enough equity to develop and implement a business plan. The Company has a working capital deficit of $186,030 as at February 28, 2005 and has suffered substantial recurring operating losses since inception totalling $3,207,072 to February 28, 2005. There is substantial doubt regarding the Company’s ability to continue as a going concern.

On March 8, 2004, the Company closed a private placement totalling 1,500,000 units at $0.16 per unit for gross proceeds of $240,000. Each unit consisted of one share and one warrant to purchase an additional share at $0.215 per share expiring on March 9, 2005. The Company paid a finder’s fee of $2,910 in connection with this private placement. During fiscal 2005 and subsequently to March 9, 2005 all warrants were exercised for gross proceeds of $322,500, of which $247,250 was received subsequent to year end.

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

(b)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

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

Notes to the Financial Statements

(expressed in Canadian dollars)

2.

Summary of Significant Accounting Policies (continued)

(e)

Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

(h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2005 and February 29, 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(i)

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

(j)

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. All transactions in which goods or services are provided to the Company in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company does not currently have a stock option plan.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

2.

Summary of Significant Accounting Policies (continued)

(k)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company’s results of operations and financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact for each on the Company’s operations and financial position have not been disclosed.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

2.

Summary of Significant Accounting Policies (continued)

(l)

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

3.

Property and Equipment

	Cost $	Accumulated Amortization $	February 28, 2005 Net Carrying Value $	February 29, 2004 Net Carrying Value $

Computer equipment	4,058	2,442	1,616	478
Furniture and equipment	6,932	5,060	1,872	2,298

	10,990	7,502	3,488	2,776

4.

Related Party Transactions

(a)

The Company paid or accrued $30,000 (2004 - $30,000) in management fees to a company controlled by the President of the Company.

(b)

The Company paid or accrued $30,000 (2004 - $30,000) in rent to a company controlled by the President of the Company.

(c)

The Company paid $26,000 (2004 - $13,500) in professional fees to a company controlled by a director.

(d)

The amount of $27,725 (2004 - $101,555) owing to companies controlled by the President of the Company is without interest, unsecured and due on demand.

(e)

The amount of $22,354 (2004 - $6,340) owing to the President of the Company is without interest, unsecured and due on demand.

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

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

5.

Common Stock (continued)

(c)

Share Purchase Warrants

At February 28, 2005, there are 1,150,000 share purchase warrants outstanding.

The following table summarizes the continuity of the Company’s warrants:

	Number of shares	Weighted average exercise price $

Balance, February 28, 2003	800,000	0.10
Exercised	(800,000)	0.10
Expired	–	–

Balance, February 29, 2004	–	–
Issued	1,500,000	0.215
Exercised	(350,000)	0.215
Expired	–	–

Balance, February 28, 2005	1,150,000	0.215

6.

Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. The Company has incurred Canadian non-capital losses of $1,213,000 which expire starting in 2006. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at February 28, 2005 and February 29, 2004, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2005 $	2004 $

Amortization of Property and Equipment	7,000	7,000

Net Operating Loss	287,000	119,000

	294,000	126,000

Statutory Tax Rate	35.6%	35.6%

Effective Tax Rate	–	–

Deferred Tax Asset	104,723	44,856

Valuation Allowance	(104,723)	(44,856)

Net Deferred Tax Asset	–	–

7.

Subsequent Event

Subsequent to year end, the Company issued 1,150,000 shares for proceeds of $247,250 pursuant to warrants exercised.

SIGNATURE PAGE

Pursuant to the requirements of Section 12g of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for filing on Form 10-KSB and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bi-Optic Ventures Inc. --– SEC File # 000-49685

Registrant

Dated: May 27, 2005   By /s/ Harry Chew________________________________________

                         Harry Chew, President/CEO/CFO/Director

Dated: May 27, 2005   By /s/ Sonny Chew________________________________________

                         Sonny Chew, Director

2