Form 10QSB
period 2005-05-31
BI-OPTIC VENTURES INC
filed 2005-07-08
CIK 1168960

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 136.00

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  May 31, 2005

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

Common Shares without par value.

(Title of Class)

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 7/7/2005:  8,164,235 Common Shares w/o par value

Transitional Small Business Disclosure Format (Check one):Yes [ ]  No [X]

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS THREE MONTHS ENDED MAY 31, 2005 AND 2004

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	May 31,	February 28,
	2005 $ (unaudited)	2005 $ (audited)
Assets

Current Assets

Cash	15,566	1,100
Amounts receivable	3,428	3,255
Prepaid expenses	27,500	–

Total Current Assets	46,494	4,355

Property and Equipment (Note 3)	4,549	3,488

Total Assets	51,043	7,843

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable	19,132	128,466
Accrued liabilities	6,500	11,840
Due to related parties (Note 4)	3,177	50,079

Total Liabilities	28,809	190,385

Stockholders’ Equity (Deficit)

Common Stock: Unlimited common shares authorized without par value; 8,164,235 and 7,014,235 shares issued and outstanding, respectively (Note 5)	3,271,780	3,024,530

Deficit Accumulated During the Development Stage	(3,249,546)	(3,207,072)

Total Stockholders’ Equity (Deficit)	22,234	(182,542)

Total Liabilities and Stockholders’ Equity (Deficit)	51,043	7,843

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

(unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to May 31,	Three months ended

		May 31,	May 31,
	2005	2005	2004
	$	$	$

Revenue	–	–	–

Expenses

Accounts payable written off	(41,121)	(41,121)	–
Acquisition costs written off	347,815	–	–
Amortization	6,340	440	150
Bad debts	20,658	–	–
Consulting and management fees (Note 4(a))	364,156	14,125	10,500
Investor and public relations	72,873	1,325	–
Office, rent and telephone (Note 4(b))	232,646	11,041	9,694
Professional fees (Note 4(c))	275,936	19,268	13,786
Transfer agent and regulatory fees	64,914	2,270	2,692
Travel and promotion	184,779	35,126	1,790
Less: Interest and other income	(13,729)	–	–

Total Expenses	1,515,267	42,474	38,612

Net Loss Before Discontinued Operations	(1,515,267)	(42,474)	(38,612)

Loss from Discontinued Operations	(1,734,279)	–	–

Net Loss for the Period	(3,249,546)	(42,474)	(38,612)

Basic and Diluted Net Loss Per Share		(0.01)	(0.01)

Weighted Average Shares Outstanding		8,052,000	6,534,000

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

(unaudited)

	Three months ended

	May 31,	May 31,
	2005	2004
	$	$
Cash Flows to Operating Activities

Net loss	(42,474)	(38,612)

Adjustment to reconcile net loss to net cash used by operating activities

Amortization	440	150

Changes in operating assets and liabilities

Amounts receivable	(173)	(325)
Prepaid expenses	(27,500)	(5,000)
Accounts payable and accrued liabilities	(114,675)	(8,934)
Due to related parties	(46,902)	(107,895)

Net Cash Used by Operating Activities	(231,284)	(160,616)

Cash Flows to Investing Activities

Acquisition of property and equipment	(1,500)	–

Net Cash Used In Investing Activities	(1,500)	–

Cash Flows From Financing Activities

Issuance of common shares, net of costs	247,250	181,688

Net Cash Provided by Financing Activities	247,250	181,688

Change in Cash	14,466	21,072

Cash - Beginning of Period	1,100	23,631

Cash - End of Period	15,566	44,703

Non-cash Investing and Financing Activities	–	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

1.

Development Stage Company

Bi-Optic Ventures Inc. herein (the “Company”) was incorporated in the Province of British Columbia, Canada on May 31, 1984. The Company filed a 10-SB Registration Statement with the U.S. Securities Exchange Commission in 2003. The Company is currently evaluating various business opportunities.

The Company is in the earliest development stage. In a development stage company, management devotes most of its activities in evaluating various business opportunities. The ability of the Company to emerge from the development stage is dependent upon its successful efforts in evaluating and acquiring or developing a business opportunity, raising additional equity financing and/or generating significant revenue. There is no guarantee that the Company will be able to raise enough equity to develop and implement a business plan. The Company has working capital of $17,685 as at May 31, 2005 and has suffered substantial recurring operating losses since inception totalling $3,249,546 to May 31, 2005. There is substantial doubt regarding the Company’s ability to continue as a going concern.

During the quarter ended May 31, 2005, gross proceeds of $247,250 was received pursuant to the exercise of 1,150,000 share purchase warrants at $0.215.

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

(unaudited)

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

(h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(unaudited)

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

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(l)

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

3.

Property and Equipment

	Cost $	Accumulated Amortization $	May 31, 2005 Net Carrying Value $ (unaudited)	February 28, 2005 Net Carrying Value $ (audited)

Computer equipment	5,558	2,788	2,770	1,616
Furniture and equipment	6,932	5,153	1,779	1,872

	12,490	7,941	4,549	3,488

4.

Related Party Transactions

(a)

The Company paid or accrued $7,500 (2004 - $7,500) in management fees to a company controlled by the President of the Company.

(b)

The Company paid or accrued $7,500 (2004 - $7,500) in rent to a company controlled by the President of the Company.

(c)

The Company paid $6,000 (2004 - $8,000) in professional fees to a company controlled by a director.

(d)

The amount of $Nil (February 28, 2005 - $27,725) owing to companies controlled by the President of the Company is without interest, unsecured and due on demand.

(e)

The amount of $3,177 (February 28, 2005 - $22,354) owing to the President of the Company is without interest, unsecured and due on demand.

5.

Common Stock

(a)

On March 9, 2005, the Company issued 1,150,000 shares for proceeds of $247,250 pursuant to warrants exercised.

(b)

As at May 31, 2005, there are no share purchase warrants outstanding.

The following table summarizes the continuity of the Company’s warrants:

	Number of shares	Weighted average exercise price $

Balance, February 29, 2004 (audited)	–	–
Issued	1,500,000	0.215
Exercised	(350,000)	0.215

Balance, February 28, 2005 (audited)	1,150,000	0.215
Exercised	(1,150,000)	0.215

Balance, May 31, 2005 (unaudited)	–	–

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 5/31/2005 had an accumulated deficit of ($3,249,546).

The Company is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.  On 3/31/2005, the Company requested a trading halt on the TSX Venture Exchange pending an announcement.

Operating Expenses for the Three Months Ended 5/31/2005 were $42,474 compared to $38,612 for the same period last year.  Accounts Payable of $41,121, owed to a third party, was written off during the first quarter this year; reducing the Operating Expenses.  “Consulting/management fees” were higher ($14,125 vs. $10,500): ($7,500 vs. $7,500) paid/accrued to Myntek Management Services Inc.; and ($6,625 vs. $3,000) paid to third parties.  “Professional fees” were higher ($19,268 vs. $13,786): ($6,000 vs. $8,000) paid/accrued to Wynson Management Services Ltd.; and ($13,268vs. $5,786) paid to third parties, the increase was due to additional legal fees relating to due diligence on potential acquisitions.  Travel/Promotion increased many-fold ($35,126 vs. $1,790) as a result of the search/negotiations related to potential acquisitions.

Net Loss for the Three Months was ($42,474) versus ($38,612).  Loss Per Share was ($0.01) versus ($0.01).

Liquidity and Capital Resources

Working Capital was $17,685 at 5/31/2005, compared to working capital deficit of ($186,030) at 2/28/2005.

Cash used in Three Months Ended 5/31/2005 Operating Activities totaled ($231,284), including the ($42,474) Net Loss; the only significant adjusting item was the ($189,250) “net change in operating assets and liabilities”.  Cash used in Investing Activities was ($1,500).  Cash provided by Financing Activities was $247,250, pursuant to the exercise of 1,150,000 share purchase warrants at $0.215.

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

         c.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary.

ITEM 5.  OTHER INFORMATION

         a.  Reports on Form 8-K:

             1.  Form 8-K filed 4/7/2005 regarding press release and

                 voluntary halting of stock trading.

             2.  Form 8-K filed 7/6/2005 under Reg FD regarding

                 Annual General Meeting Notices/Information Circular/Proxy

         b.  Information required by Item 401(g) of Regulation S-B:

             No Disclosure Necessary.

ITEM 6.  EXHIBITS

Exhibit 31.1

 Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1

 Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bi-Optic Ventures Inc. -– SEC File No. 0-49685

Registrant

Date: July 7, 2005         /s/_Harry Chew____________________

                               Harry Chew, President/Director