Form 10QSB
period 2005-08-31
BI-OPTIC VENTURES INC
filed 2005-10-06
CIK 1168960

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  August 31, 2005

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

                                                         Yes xxx   No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes xxx   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 10/6/2005:  9,093,235 Common Shares w/o par value

Transitional Small Business Disclosure Format (Check one):Yes ___  No xxx

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	August 31,	February 28,
	2005 $ (unaudited)	2005 $ (audited)
Assets

Current Assets

Cash	4,667	1,100
Amounts receivable	2,716	3,255

Total Current Assets	7,383	4,355

Property and Equipment (Note 3)	4,348	3,488

Total Assets	11,731	7,843

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	25,075	128,466
Accrued liabilities	3,212	11,840
Due to related parties (Note 4)	15,165	50,079

Total Liabilities	43,452	190,385

Stockholders’ Deficit

Common Stock: Unlimited common shares authorized without par value; 8,164,235 and 7,014,235 shares issued and outstanding, respectively (Note 5)	3,271,780	3,024,530

Common Stock Subscribed (Note 5)	15,000	–

Deficit Accumulated During the Development Stage	(3,318,501)	(3,207,072)

Total Stockholders’ Deficit	(31,721)	(182,542)

Total Liabilities and Stockholders’ Deficit	11,731	7,843

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

(unaudited)

	Accumulated from May 31, 1984
	(Date of Inception)	Three months ended		Six months ended
	to August 31,	August 31,		August 31,
	2005 $	2005 $	2004 $	2005 $	2004 $

Revenue	–	–	–	–	–

Expenses

Accounts payable written off	(41,121)	–	–	(41,121)	–
Acquisition costs written off	347,815	–	–	–	–
Amortization	6,541	201	366	641	516
Bad debts	20,658	–	–	–	–
Consulting and management fees (Note 4(a))	400,354	36,198	9,590	50,323	20,090
Investor and public relations	75,838	2,965	3,043	4,290	3,043
Office, rent and telephone (Note 4(b))	241,737	9,091	7,774	20,132	17,468
Professional fees (Note 4(c))	289,004	13,068	10,184	32,336	23,970
Transfer agent and regulatory fees	71,510	6,596	5,982	8,866	8,674
Travel and promotion	185,615	836	462	35,962	2,252
Less: interest income	(13,729)	–	–	–	–

Total Expenses	1,584,222	68,955	37,401	111,429	76,013

Net Loss Before Discontinued Operations	(1,584,222)	(68,955)	(37,401)	(111,429)	(76,013)

Loss from Discontinued Operations	(1,734,279)	–	–	–	–

Net Loss for The Period	(3,318,501)	(68,955)	(37,401)	(111,429)	(76,013)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding		8,164,000	6,664,000	8,108,000	6,602,000

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

(unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2005 $	2004 $	2005 $	2004 $

Cash Flows To Operating Activities

Net loss	(68,955)	(37,401)	(111,429)	(76,013)

Adjustment to reconcile net loss to net cash used in operating activities

Amortization	201	366	641	516

Changes in operating assets and liabilities

Amounts receivable	712	47	539	(278)
Prepaid expenses	27,500	–	–	(5,000)
Accounts payable and accrued liabilities	2,655	4,375	(112,020)	(4,559)
Due to related parties	11,988	–	(34,914)	(107,895)

Net Cash Used in Operating Activities	(25,899)	(32,613)	(257,183)	(193,229)

Cash Flows to Investing Activities

Acquisition of property and equipment	–	(1,490)	(1,500)	(1,490)

Net Cash Used in Investing Activities	–	(1,490)	(1,500)	(1,490)

Cash Flows From Financing Activities

Share subscriptions received	15,000	–	15,000	–
Issuance of common shares, net of costs	–	–	247,250	181,688

Net Cash Provided By Financing Activities	15,000	–	262,250	181,688

Change in Cash	(10,899)	(34,103)	3,567	(13,031)

Cash - Beginning of Period	15,566	44,703	1,100	23,631

Cash - End of Period	4,667	10,600	4,667	10,600

Non-cash Financing and Investing Activities	–	–	–	–

Supplemental Disclosures

Interest paid	–	–	–	–
Income taxes paid	–	–	–	–

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

The Company is in the earliest development stage. In a development stage company, management devotes most of its activities in evaluating various business opportunities. The ability of the Company to emerge from the development stage is dependent upon its successful efforts in evaluating and acquiring or developing a business opportunity, raising additional equity financing and/or generating significant revenue. There is no guarantee that the Company will be able to raise enough equity to develop and implement a business plan. The Company has a working capital deficiency of $36,069 as at August 31, 2005 and has suffered substantial recurring operating losses since inception totalling $3,318,501 to August 31, 2005. There is substantial doubt regarding the Company’s ability to continue as a going concern.

On August 10, 2005 the Company announced a non-brokered private placement of up to 1,000,000 units at a price of $0.25 per unit. Each unit will consist of one common share and one two year non-transferable share purchase warrant. Each warrant will entitle the holder thereof to purchase an additional common share in the capital of the Company at an exercise price of $0.30 for a period of one year. A 7% finders’ fee will be payable on a portion of this private placement. As at August 31, 2005, the Company had received $15,000 for share subscriptions for 60,000 units pursuant to the aforementioned private placement. On September 20, 2005, the Company closed the private placement at 929,000 units for gross proceeds of $232,250.

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

(h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(m)

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

3.

Property and Equipment

	Cost $	Accumulated Amortization $	August 31, 2005 Net Carrying Value $	February 28, 2005 Net Carrying Value $
			(unaudited)	(audited)

Computer equipment	5,558	2,900	2,658	1,616
Furniture and equipment	6,932	5,242	1,690	1,872

	12,490	8,142	4,348	3,488

4.

Related Party Transactions

(a)

The Company paid or accrued $15,000 (2004 - $15,000) in management fees to a company controlled by the President of the Company.

(b)

The Company paid or accrued $15,000 (2004 - $15,000) in rent to a company controlled by the President of the Company.

(c)

The Company paid $12,000 (2004 - $14,000) in professional fees to a company controlled by a director.

(d)

The amount of $13,025 (February 28, 2005 - $27,725) owing to companies controlled by the President of the Company is without interest, unsecured and due on demand.

(e)

The amount of $nil (February 28, 2005 - $22,354) owing to the President of the Company is without interest, unsecured and due on demand.

(f)

The amount of $2,140 (February 28, 2005 - $nil) owing to a company controlled by a director is without interest, unsecured and due on demand.

5.

Common Stock

(a)

Private Placement

On August 10, 2005, the Company announced a non-brokered private placement of up to 1,000,000 units at a price of $0.25 per unit. Each unit will consist of one common share and one non-transferable share purchase warrant. Each warrant will entitle the holder thereof to purchase an additional common share in the capital of the Company at an exercise price of $0.30 for a period of one year. A 7% finders’ fee will be payable on a portion of this private placement. As at August 31, 2005, the Company had received $15,000 in share subscriptions for 60,000 units. On September 16, 2005, the Company closed the private placement at 929,000 units for gross proceeds of $232,250.

(b)

Share Purchase Warrants

At August 31, 2005, there are no share purchase warrants outstanding.

The following table summarizes the continuity of the Company’s warrants:

	Number of shares	Weighted average exercise price $

Balance, February 29, 2004 (audited)	–	–
Issued	1,500,000	0.215
Exercised	(350,000)	0.215
Balance, February 28, 2005 (audited)	1,150,000	0.215
Exercised	(1,150,000)	0.215

Balance, August 31, 2005 (unaudited)	–	–

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 8/31/2005 had an accumulated deficit of ($3,318,501).

The Company is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.  On 3/31/2005, the Company requested a trading halt on the TSX Venture Exchange pending an announcement.  On 7/14/2005, the Company announced that negotiations underway during the prior four months were not successfully concluded; and the common stock resumed trading.

Operating Expenses for the Six Months Ended 8/31/2005 were $111,429 compared to $76,013 for the same period last year.  The preponderance of the increase was related to the search for, the negations with, and due diligence on potential acquisitions.  While the Company continues in its acquisition search, such expenses are expected to be lower during the upcoming quarter.  Accounts Payable of $41,121, owed to a third party, was written off during the first quarter this year; reducing the Operating Expenses.  “Consulting/management fees” were higher ($50,323 vs. $20,090: ($15,000 vs. $15,000) paid/accrued to Myntek Management Services Inc.; and ($35,323 vs. $5,090) paid to third parties.  “Professional fees” were higher ($32,336 vs. $23,970): ($12,000 vs. $4,000) paid/accrued to Wynson Management Services Ltd.; and ($20,336 vs. $9,970) paid to third parties.  Travel and Promotion expenses increased many-fold ($35,962 vs. $2,252   Net Loss for the Six Months was ($111,429) vs. ($76,013).  Loss Per Share was ($0.01) vs ($0.01).

Liquidity and Capital Resources

The working capital deficit was ($36,069) at 8/31/2005, compared to working capital deficit of ($186,030) at 2/28/2005.  Cash used in Six Months Ended 8/31/2005 Operating Activities totaled ($257,183), including the ($111,429) Net Loss; the only significant adjusting item was the ($146,395) the “net changes in operating assets and liabilities”.  Cash used in Investing Activities was ($1,500) for the purchase of property and equipment.  Cash provided by Financing Activities was $262,250, pursuant to the exercise of 1,150,000 share-purchase warrants at $0.215 and $15,000 in share subscriptions received for the private placement as describe below.

On 8/10/, 2005, the Company announced a non-brokered private placement of up to 1,000,000 units at a price of $0.25 per unit.  Each unit will consist of one common share and one non-transferable share purchase warrant.  Each warrant will entitle the holder thereof to purchase an additional common share in the capital of the Company at an exercise price of $0.30 for a period of one year.  A 7% finders’ fee will be payable on a portion of this private placement.  As at 8/31/2005, the Company had received $15,000 in share subscriptions for 60,000 units yet un-issued securities.  On 9/16/2005, the Company closed the private placement at 929,000 units for gross proceeds of $232,250.

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

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No Disclosure Necessary.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  During the quarter ended 8/31/2005, 1,500,000 share purchase warrants (issued in an private placement during the prior

             fiscal year) were exercised, raising $247,250.

         b.  No Disclosure Necessary.

         c.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary.

ITEM 5.  OTHER INFORMATION

         a.  Reports on Form 8-K:

             1.  Form 8-K filed 7/6/2005 under REG FD containing documents related to Annual General Meeting of Shareholders.

             2.  Form 8-K filed 7/19/2005 under REG FD regarding press

                 release discussing the unsuccessful end of acquisition

             3.  Form 8-K filed 7/22/2005 under REG FD regarding the

                 resumption of stock trading on the TSX Venture Exchange.

             4.  Form 8-K filed 8/15/2005 under REG FD regarding press

                 releases discussing a pending private placement of equity.

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

Bi-Optic Ventures Inc. -– SEC File No. 0-49685

Registrant

Date: October 06, 2005      /s/ Harry Chew

                                Harry Chew, President/Director