Form 10QSB
period 2005-11-30
BI-OPTIC VENTURES INC
filed 2006-01-05
CIK 1168960

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  November 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 12/23/2005:  9,093,235 Common Shares w/o par value

Transitional Small Business Disclosure Format (Check one):Yes ___  No xxx

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	November 30,	February 28,
	2005 $ (unaudited)	2005 $ (audited)
Assets

Current Assets

Cash	120,566	1,100
Amounts receivable	2,915	3,255

Total Current Assets	123,481	4,355

Property and Equipment (Note 3)	4,160	3,488

Total Assets	127,641	7,843

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	10,315	128,466
Accrued liabilities	3,212	11,840
Due to related parties (Note 4)	–	50,079

Total Liabilities	13,527	190,385

Stockholders’ Deficit

Common Stock: Unlimited common shares authorized without par value; 9,093,235 and 7,014,235 shares issued and outstanding, respectively (Note 5)	3,492,480	3,024,530

Deficit Accumulated During the Development Stage	(3,378,366)	(3,207,072)

Total Stockholders’ Deficit	114,114	(182,542)

Total Liabilities and Stockholders’ Deficit	127,641	7,843

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

(unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to November 30,	Three months ended November 30,		Nine months ended November 30,
	2005 $	2005 $	2004 $	2005 $	2004 $

Revenue	–	–	–	–	–

Expenses

Accounts payable written off	(41,121)	–	–	(41,121)	–
Acquisition costs written off	347,815	–	–	–	–
Amortization	6,729	188	135	829	651
Bad debts	20,658	–	–	–	–
Consulting and management fees (Note 4(a))	429,322	28,968	22,628	79,291	42,718
Investor and public relations	77,138	1,300	4,688	5,590	7,731
Office, rent and telephone (Note 4(b))	251,536	9,799	9,780	29,931	27,248
Professional fees (Note 4(c))	299,373	10,369	7,500	42,705	31,470
Transfer agent and regulatory fees	74,003	2,493	1,957	11,359	10,631
Travel and promotion	192,363	6,748	6,912	42,710	9,164
Less: interest income	(13,729)	–	–	–	–

Total Expenses	1,644,087	59,865	53,600	171,294	129,613

Net Loss Before Discontinued Operations	(1,644,087)	(59,865)	(53,600)	(171,294)	(129,613)

Loss from Discontinued Operations	(1,734,279)	–	–	–	–

Net Loss For The Period	(3,378,366)	(59,865)	(53,600)	(171,294)	(129,613)

Net Loss Per Share – Basic		(0.01)	(0.01)	(0.02)	(0.02)

Weighted Average Shares Outstanding		8,930,000	6,706,000	8,380,000	6,636,000

(The accompanying notes are an integral part of the financial statements)

 Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

(unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2005 $	2004 $	2005 $	2004 $

Cash Flows To Operating Activities

Net loss	(59,865)	(53,600)	(171,294)	(129,613)

Adjustment to reconcile net loss to net cash used
by operating activities

Amortization	188	135	829	651

Changes in operating assets and liabilities

Amounts receivable	(199)	889	340	611
Prepaid expenses	–	5,000	–	–
Accounts payable and accrued liabilities	(14,760)	(8,369)	(126,780)	(12,928)
Due to related parties	(15,165)	2,500	(50,079)	(105,395)

Net Cash Used by Operating Activities	(89,801)	(53,445)	(346,984)	(246,674)

Cash Flows to Investing Activities

Acquisition of property and equipment	–	–	(1,500)	(1,490)

Net Cash Used in Investing Activities	–	–	(1,500)	(1,490)

Cash Flows From Financing Activities

Share subscriptions received	(15,000)	–	–	–
Issuance of common shares, net of costs	220,700	43,000	467,950	224,688

Net Cash Provided by Financing Activities	205,700	43,000	467,950	224,688

Change in Cash	115,899	(10,445)	119,466	(23,476)

Cash - Beginning of Period	4,667	10,600	1,100	23,631

Cash - End of Period	120,566	155	120,566	155

Non-Cash Financing and Investing Activities	–	–	–	–

Supplemental Disclosures

Interest paid	–	–	–	–
Income taxes paid	–	–	–	–

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

The Company is in the earliest development stage. In a development stage company, management devotes most of its activities in evaluating various business opportunities. The ability of the Company to emerge from the development stage is dependent upon its successful efforts in evaluating and acquiring or developing a business opportunity, raising additional equity financing and/or generating significant revenue. There is no guarantee that the Company will be able to raise enough equity to develop and implement a business plan. The Company has suffered substantial recurring operating losses since inception totalling $3,378,366 to November 30, 2005. There is substantial doubt regarding the Company’s ability to continue as a going concern.

On September 20, 2005, the Company closed a non-brokered private placement of 929,000 units at a price of $0.25 per unit for gross proceeds of $232,250.

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

(f)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

(h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(k)

Recent Accounting Pronouncements (continued)

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

(l)

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

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

3.

Property and Equipment

	Cost $	Accumulated Amortization $	November 30, 2005 Net Carrying Value $ (unaudited)	February 28, 2005 Net Carrying Value $ (audited)

Computer equipment	5,558	3,003	2,555	1,616
Furniture and equipment	6,932	5,327	1,605	1,872

	12,490	8,330	4,160	3,488

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

4.

Related Party Transactions

(a)

The Company paid or accrued $22,500 (2004 - $22,500) in management fees to a company controlled by the President of the Company.

(b)

The Company paid or accrued $22,500 (2004 - $22,500) in rent to a company controlled by the President of the Company.

(c)

The Company paid $18,000 (2004 - $20,000) in professional fees to a company controlled by a director.

(d)

The amount of $Nil (February 28, 2005 - $27,725) owing to companies controlled by the President of the Company is without interest, unsecured and due on demand.

(e)

The amount of $nil (February 28, 2005 - $22,354) owing to the President of the Company is without interest, unsecured and due on demand.

5.

Common Stock

(a)

Private Placement

On September 20, 2005, the Company closed a non-brokered private placement of 929,000 units at a price of $0.25 per unit for gross proceeds of $232,250. Each unit consists of one common share and one non-transferable share purchase warrant. Each warrant will entitle the holder thereof to purchase an additional common share in the capital of the Company at an exercise price of $0.30 for a period of one year. A finders’ fee of $11,550 was paid in connection with this private placement.

(b)

Share Purchase Warrants

At November 30, 2005, there are no share purchase warrants outstanding.

The following table summarizes the continuity of the Company’s warrants:

	Number of shares	Weighted average exercise price $

Balance, February 29, 2004 (audited)	–	–
Issued	1,500,000	0.215
Exercised	(350,000)	0.215

Balance, February 28, 2005 (audited)	1,150,000	0.215
Exercised	(1,150,000)	0.215

Balance, November 30, 2005 (unaudited)	–	–

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 11/30/2005 had an accumulated deficit of ($3,378,366).

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

Operating Expenses for the Nine Months Ended 11/30/2005 were $171,294 compared to $129,613 for the same period last year.  The preponderance of the increase was related to the search for, the negations with, and due diligence on potential acquisitions.  While the Company continues in its acquisition search, such expenses are expected to be lower during the upcoming quarter.  Accounts Payable of $41,121, owed to a third party, was written off during the first quarter this year; reducing the Operating Expenses.  “Consulting/management fees” were higher ($79,291 vs. $42,718): ($22,500 vs. $22,500) paid/accrued to Myntek Management Services Inc.; and ($56,791 vs. $20,218) paid to third parties.  “Professional fees” were higher ($42,705 vs. $31,470): ($18,000 vs. $20,000) paid/accrued to Wynson Management Services Ltd.; and ($24,705 vs. $11,470) paid to third parties.  Travel and Promotion expenses increased many-fold ($42,710 vs. $9,164).  Net Loss for the Nine Months was ($171,294) vs. ($129,613).  Loss Per Share was ($0.02) vs ($0.02).

Liquidity and Capital Resources

Working capital was ($109,954) at 11/30/2005, compared to a working capital deficit of ($186,030) at 2/28/2005.  Cash used in Nine Months Ended 11/30/2005 Operating Activities totaled ($346,984), including the ($171,294) Net Loss; the only significant adjusting item was the ($176,519) the “net changes in operating assets and liabilities”.  Cash used in Investing Activities was ($1,500) for the purchase of property and equipment.  Cash provided by Financing Activities was $467,950, pursuant to the exercise of 1,150,000 share-purchase warrants at $0.215 and $232,250 pursuant to a private placement described below.

On 9/20/2005, the Company closed a non-brokered private placement of 929,000 units at a price of $0.25 per unit, for gross proceeds of $232,250.  Each unit consisted of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder thereof to purchase an additional common share in the capital of the Company at an exercise price of $0.30 for a period of one year.  A 7% finders’ fee ($11,550) was paid on a portion of this private placement.

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

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No Disclosure Necessary.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.1.  During the quarter ended 8/31/2005, 1,500,000 share purchase warrants (issued in an private placement during the prior

               fiscal year) were exercised, raising $247,250.

         a.2.  During the quarter ended 11/30/2005, 929,000 units

               consisting of one common share and one warrants were issued,

               raising $232,250.

         b.  No Disclosure Necessary.

         c.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary.

ITEM 5.  OTHER INFORMATION

         a.  Reports on Form 8-K:

             1.  Form 8-K filed 10/17/2005 under REG FD containing

                 information related to a private placement of equity

                 securities

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: January 5, 2005      /s/ Harry Chew

                                Harry Chew, President/Director