Form 10KSB
period 2006-02-28
BI-OPTIC VENTURES INC
filed 2006-05-30
CIK 1168960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

         Fiscal Year Ended February 28, 2006

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

Common Shares without par value.

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      [X] Yes    [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                               Yes xxx   No ____

The issuer's revenues for its most recent fiscal year:                      $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (OTCBB).   May 10, 2006  =  CDN$4,132.075

Common Shares outstanding at May 10, 2006:  9,113,235 shares

Index to Exhibits on Page 32

Bi-Optic Ventures Inc.

Form 10-KSB Annual Report

Fiscal Year Ended February 28, 2006

TABLE OF CONTENTS

                                                                          Page

PART I

PART II

Item 8.  Changes in and Disagreements with Accountants

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

        Compliance With Section 16(a) of the Exchange Act.................  26

Item 10.  Executive Compensation..........................................  29

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          and Related Stockholder Matters.................................  30

Item 12.  Certain Relationships and Related Transactions..................  20

Item 13.  Exhibits and Reports on Form 8-K................................  31

Item 14.  Principal Accountant Fees and Services............................32

Signature Page..............................................................33

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

 #615 - 1030 West Georgia Street, Vancouver, British Columbia, Canada  V6E 2Y3

 Telephone: 604-689-2646

 Facsimile: 604-689-1289

The contact person is Harry Chew, President and Director.

The Company’s authorized capital includes an unlimited number of common shares without par value.  As of 2/28/2006, there were 9,093,235 common shares outstanding.  As of 5/10/2006, there were 9,113,235 common shares outstanding.

The Company's common shares are listed on the NEX Board of the TSX Venture Exchange in Canada with the symbol “BOV.H”.  The Company's common shares are listed on the NASD Electronic Bulletin Board in the United States with the symbol “BOVKF.OB”.

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

On 3/31/2005, the Company requested a trading halt on the TSX Venture Exchange pending an announcement.  On 7/14/2005, the Company announced that negotiations regarding an acquisition during the prior four months were not successfully concluded; and the common stock resumed trading.  The Company is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.

Business

During 2002-2004, the Company had been in negotiations to acquire a 50-percent undivided interest in two diamond properties located in the Otish Mountain, Quebec area; the Company has abandoned this attempt.  On 3/31/2005, the Company requested a trading halt on the TSX Venture Exchange pending an announcement regarding an acquisition; on 7/14/2005, the Company announced that negotiations during the prior four months were not successfully concluded; and the common stock resumed trading.  The Company is examining various business ventures and properties; such investigations, due diligence and negotiations are preliminary as of 5/10/2006.

Employees

As of 5/10/2006, the Company had two employees, its two executive officers.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         --- No Disclosure Necessary ---

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s initial public offering of its common shares was effective on the Vancouver Stock Exchange under the auspices of the British Columbia Securities Commission on 12/23/1986 under a former name, “Golden Rock Resources Ltd.”.  The Vancouver Stock Exchange was absorbed by the Canadian Venture Exchange, which was absorbed by the TSX Venture Exchange.  The current stock symbol on the TSX Venture Exchange NEX Board is “BOV.H”.

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

The closing price was $1.20 on 3/31/2005, when the Company voluntarily halted trading pending an announcement regarding an acquisition; on 7/14/2005, the Company announced that negotiations during the prior four months were not successfully concluded; and the common stock resumed trading.

Table No. 1

TSX Venture Exchange - NEX Board

Common Shares Trading Activity

______________________________________________________________________________

______________________________________________________________________________

Fiscal Quarter

Ended                                      Volume     High     Low    Closing

------------------------------------------------------------------------------

 2/28/2006                               1,074,560   $0.35   $0.205     $0.30

11/30/2005                                 767,566    0.37    0.20       0.30

 8/31/2005                                 232,150    0.64    0.215      0.215

 5/31/2005                               1,160,000    1.29    0.84       1.20

 2/28/2005                               1,051,222   $1.10   $0.75      $0.94

11/30/2004                               1,408,095    0.87    0.17       0.82

 8/31/2004                                 198,750    0.40    0.16       0.16

 5/31/2004                               1,224,400    0.56    0.22       0.34

______________________________________________________________________________

______________________________________________________________________________

The Company's common shares were listed on the NASD Electronic OTC Bulletin Board under the symbol "BOVKF.OB" in April 2003.

Table No. 2 lists the volume of trading and high, low and closing sales prices on the NASD Electronic OTC Bulletin Board for the Company's common shares for: the last seven fiscal quarters.  Trading started on 6/19/2003.  On 5/10/2006, the closing price was US$0.50.

Table No. 2

NASD Electronic Bulletin Board

Common Shares Trading Activity

______________________________________________________________________________

______________________________________________________________________________

    Fiscal                                                              Prices

   Quarter                                                          US Dollars

     Ended                                 Volume     High     Low     Closing

------------------------------------------------------------------------------

 2/28/2006                                  7,550    $0.70   $0.16       $0.26

11/30/2005                                  7,200     0.32    0.16        0.32

 8/31/2005                                163,500     0.74    0.24        0.26

 5/31/2005                                127,684     1.13    0.60        0.75

 2/28/2005                                  7,850    $0.99   $0.75       $0.75

11/30/2004                                138,700     0.51    0.11        0.49

 8/31/2004                                 25,000     0.25    0.11        0.11

 5/31/2004                                123,800     0.36    0.23        0.25

______________________________________________________________________________

______________________________________________________________________________

Share Purchase Warrants

In March 2004, the Company issued 1,500,000 units at $0.16 per unit, each unit consisting of one common share and one warrant.  Each warrant entitled the holder to purchase one additional common share of the Company at a price of $0.215 per share, until 3/9/2005.  350,000 warrants were exercised during Fiscal 2005, with the remaining 1,150,000 warrants being exercised during Fiscal 2006.

On 9/20/2005, the Company closed a non-brokered private placement of 929,000 units at a price of $0.25 per unit, for gross proceeds of $232,250.  Each unit consisted of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder thereof to purchase an additional common share in the capital of the Company at an exercise price of $0.30 for a period of one year.  A 7% finders’ fee ($11,550) was paid on a portion of this private placement.  20,000 warrants were exercised during March 2006.

Stock Options

The Company does not have a stock option plan in place currently; NEX companies are not allowed to grant stock options.

No stock options were granted or exercised during Fiscal 2006 or Fiscal 2005.

As of 5/10/2006, no stock options are outstanding.

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

On 5/11/2006, the shareholders' list for the Company's common shares showed 55 registered shareholders and 9,113,235 common shares outstanding.  40 of these shareholders were Canadian residents, holding 8,711,881 shares representing about 96% of the issued and outstanding common shares.  13 of these shareholders were U.S. residents, holding 396,246 shares representing about 4% of the issued and outstanding common shares.  two other shareholders were residents of other countries, holding 5,100 shares representing less than 1% of the issued and outstanding common shares.

The Company has researched the indirect holding by depository institutions and the indirect holdings of other financial institutions and estimates that there are 300 “holders of record” and beneficial owners of its common stock.

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

                 1,200,000 Units at $0.10 per unit

  Fiscal 2003:     400,000 Shares at $0.10 upon warrant exercises

  Fiscal 2004:     800,000 Shares at $0.10 upon warrant exercises

  Fiscal 2005:   1,500,000 Units at $0.16 per unit, private placement

                            (finder's fee of $2,912 was paid)

                   350,000 Warrants exercised at $0.215

  Fiscal 2006: 1,150,000 warrants exercised at $0.215

                 929,000 Units at $0.25 per unit

  Fiscal 2007-to-date: 20,000 warrants exercised at $0.30

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selected Financial Data

Selected financial data as shown in Table No. 4 for the Company for Fiscal 2006/2005 Ended February 28th was derived from the financial statements of the Company that have been audited by Manning Elliott LLP, Chartered Accountants, as indicated in their report included elsewhere in this Annual Report.  The selected financial data set forth for the Fiscal 2004/2003/2002 are derived from the Company's audited financial statements, not included herein.

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

Selected Financial Data

($ in 000’s, except per share data)

__________________________________________________________________________________

__________________________________________________________________________________

                                  Year       Year       Year       Year       Year

                                 Ended      Ended      Ended      Ended      Ended

                             2/28/2006  2/28/2005  2/29/2004  2/28/2003  2/28/2002

----------------------------------------------------------------------------------

Revenue                            $0         $0         $0         $0         $0

Operating Expenses              ($249)     ($293)     ($121)     ($132)     ($452)

Net Loss                        ($200)     ($293)     ($121)     ($132)     ($452)

Loss per Share                 ($0.02)    ($0.04)    ($0.02)    ($0.03)    ($0.18)

Dividends per Share             $0.00      $0.00      $0.00      $0.00      $0.00

Wtg. Avg. Shares (000’s)        8,556      6,726      4,864      4,166      2,536

Period-end Shares O/S           9,093      7,014      5,164      4,364      3,964

----------------------------------------------------------------------------------

Working Capital (Deficit)         $81      ($186)     ($149)     ($157)      ($65)

Long-Term Debt/Loans Payable        0          0          0          0          0

Common Stock                    3,492      3,025      2,719      2,639      2,599

Stockholders’ Equity (Deficit)     86       (182)      (146)      (153)       (61)

Total Assets                       89          8         28          8         18

__________________________________________________________________________________

__________________________________________________________________________________

Plan Of Operations

Source of Funds for Fiscal 2007

The Company’s primary source of funds since incorporation has been through the issuance of common stock and loans.  The Company has had no revenue from operations to date and does not anticipate revenues in the foreseeable future.

The Company had working capital of $81,278 at 2/28/2006.  During March 2006, the Company raised $6,000 from the exercise of 20,000 warrants. The Company has had discussions with third parties about an additional equity offering and/or loans; but the talks as of 5/10/2006 were preliminary.

Use of Funds for Fiscal 2007

During Fiscal 2007, the Company estimates that it might expend $200,000 on general/administrative expenses; although, this figure is subject to uncertainties including any possible acquisitions.  It is impossible to precisely estimate the probable expenditures associated with any possible acquisitions that might be consummated during Fiscal 2007.

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

                  1,200,000 Units Sold at $0.10 per unit

Fiscal 2003:        400,000 Warrants Exercised at $0.10

Fiscal 2004:        800,000 Shares at $0.10 upon warrant exercises

Fiscal 2005:      1,500,000 Units at $0.16 per unit, private placement

                    350,000 Warrants Exercised at $0.215

Fiscal 2006:      1,150,000 Warrants Exercised at $0.215

                    929,000 Units at $0.25 per unit

Fiscal 2007-to-date: 20,000 Warrants Exercised at $0.30

Overview

During 2002-2004, the Company had been in negotiations to acquire a 50-percent undivided interest in two diamond properties located in the Otish Mountain, Quebec area; the Company has abandoned this attempt.  On 3/31/2005, the Company requested a trading halt on the TSX Venture Exchange pending an announcement regarding an acquisition; on 7/14/2005, the Company announced that negotiations during the prior four months were not successfully concluded; and the common stock resumed trading.  The Company is examining various business ventures and properties; such investigations, due diligence and negotiations are preliminary as of 5/10/2006.

Liquidity and Capital Resources

In March 2004, the Company issued 1,500,000 units at $0.16 per unit, each unit consisting of one common share and one warrant.  Each warrant entitled the holder to purchase one additional common share of the Company at a price of $0.215 per share, until 3/9/2005.  350,000 warrants were exercised during Fiscal 2005, with the remaining 1,150,000 warrants being exercised during Fiscal 2006.

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

Fiscal 2006 Ended 2/28/2006

Working Capital was $81,278 at 2/28/2006.

Working Capital deficit was ($186,030) at 2/28/2005.

Working Capital deficit was ($148,876) at 2/29/2004.

Working Capital deficit was ($156,632) at 2/28/2003.

Working Capital deficit was ($ 65,150) at 2/28/2002.

Cash used in Fiscal 2006 Operating Activities totaled ($391,188), including the ($199,802) Net Loss; the only significant adjusting item was a ($192,452) net change in operating assets and liabilities.  Cash used in Investing Activities was $1,906.  Cash provided by Financing Activities was $467,950 for shares issued, net of issuance costs.

Fiscal 2005 Ended 2/28/2005

Working Capital deficit was ($186,030) at 2/28/2005.

Cash used in Fiscal 2005 Operating Activities totaled ($277,979), including the ($293,380) Net Loss; the only significant adjusting item was a $14,623 change in operating assets and liabilities.  Cash used in Investing Activities was $1,490.  Cash provided by Financing Activities was $256,938 for shares issued, net of issuance costs.

Results of Operations

Fiscal 2006 Ended 2/28/2006

The Company is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.

Operating Expenses for Fiscal 2006 ended 2/28/2006 were $249,143 compared to $293,380 for last year.  “Consulting/management fees” were higher ($91,610 vs. $53,425): ($30,000 vs. $30,000) paid/accrued to Myntek Management Services Inc.; and ($61,610 vs. $23,245) paid to third parties, the increase relating to payments made to consultants for project investigation costs.  Professional fees” were lower ($48,805 vs. $60,521): ($24,000 vs. $26,000) paid/accrued to Wynson Management Services Ltd.; and ($24,805 vs. $34,521) paid to third parties, the decrease was due to a reduction in legal fees.  Travel/Promotion decreased significantly ($48,168 vs. $90,427) as a result of lower search/negotiations related to potential acquisitions.

Net Loss for Fiscal 2006 was ($199,802).  Loss Per Share was ($0.02).

Fiscal 2005 Ended 2/28/2005

The Company evaluated and performed due diligence on various projects for a possible acquisition or on a joint-venture basis.

Operating Expenses for Fiscal 2005 ended 2/28/2005 were $293,380 compared to $121,340 for last year.  “Consulting/management fees” were higher ($53,425 vs. $38,657): ($30,000 vs. $30,000) paid/accrued to Myntek Management Services Inc.; and ($23,245 vs. $8,657) paid to third parties.  “Professional fees” were higher ($60,521 vs. $32,826): ($26,000 vs. $13,500) paid/accrued to Wynson Management Services Ltd.; and ($34,521 vs. $19,326) paid to third parties, the increase was due to legal fees incurred during this year where minimal was incurred the previous year.  Travel/Promotion increased many-fold ($90,427 vs. $5,229) as a result of the search/negotiations related to potential acquisitions.

Net Loss for Fiscal 2005 was ($293,380).  Loss Per Share was ($0.04).

ITEM 7.  FINANCIAL STATEMENTS

Bi-Optic Ventures Inc.

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

13

Balance Sheets

14

Statements of Operations

15

Statements of Cash Flows

16

Statement of Stockholders’ Equity (Deficit)

17

Notes to the Financial Statements

18-23

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Bi-Optic Ventures Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Bi-Optic Ventures Inc. as of February 28, 2006 and 2005, and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years ended February 28, 2006 and 2005 and accumulated for the period from May 31, 1984 (Date of Inception) to February 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bi-Optic Ventures Inc. as of February 28, 2006 and 2005, and the results of its operations and its cash flows for the years ended February 28, 2006 and 2005 and accumulated for the period from May 31, 1984 (Date of Inception) to February 28 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no business operations and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 3, 2006

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	February 28,	February 28,
	2006 $	2005 $
Assets

Current Assets

Cash	75,956	1,100
Amounts receivable	1,774	3,255
Prepaid expenses	7,417	-

Total Current Assets	85,147	4,355

Property and Equipment (Note 3)	4,328	3,488

Total Assets	89,475	7,843

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable	869	128,466
Accrued liabilities	3,000	11,840
Due to related parties (Note 4)	-	50,079

Total Liabilities	3,869	190,385

Contingencies (Note 1)
Subsequent Event (Note 8)

Stockholders’ Equity (Deficit)

Common Stock: Unlimited common shares authorized without par value; 9,093,235 and 7,014,235 shares issued and outstanding, respectively	3,492,480	3,024,530

Deficit Accumulated During the Development Stage	(3,406,874)	(3,207,072)

Total Stockholders’ Equity (Deficit)	85,606	(182,542)

Total Liabilities and Stockholders’ Equity (Deficit)	89,475	7,843

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

	Accumulated from May 31, 1984 (Date of Inception) to February 28,	For the Years Ended

		February 28,	February 28,
	2006	2006	2005
	$	$	$

Revenue	–	–	–

Expenses

Acquisition costs written off	347,815	–	–
Amortization	6,966	1,066	778
Bad debts	20,658	–	–
Consulting and management fees (Note 4(a))	441,641	91,610	53,425
Investor and public relations	78,439	6,891	34,155
Office, rent and telephone (Note 4(b))	261,378	39,773	41,302
Professional fees (Note 4(c))	305,473	48,805	60,521
Transfer agent and regulatory fees	75,474	12,830	12,772
Travel and promotion	197,821	48,168	90,427

Total Expenses	1,735,665	249,143	293,380

Loss from Operations	(1,735,665)	(249,143)	(293,380)

Other Income
Accounts payable written off	49,341	49,341	–
Interest and other income	13,729	–	–

Total Other Income	63,070	49,341	–

Net Loss Before Discontinued Operations	(1,672,595)	(199,802)	(293,380)

Loss from Discontinued Operations	(1,734,279)	–	–

Net Loss for the Period	(3,406,874)	(199,802)	(293,380)

Net Loss Per Share – Basic and Diluted		(0.02)	(0.04)

Weighted Average Shares Outstanding		8,556,000	6,726,000

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

	Accumulated from May 31, 1984 (Date of Inception) to February 28,	For the Years Ended

		February 28,	February 28,
	2006	2006	2005
	$	$	$
Operating Activities

Net loss for the period	(3,406,874)	(199,802)	(293,380)

Adjustments to reconcile net loss to net cash used in operating activities

Acquisition costs written off	347,815	–	–
Amortization	8,568	1,066	778
Assets written off	388,226	–	–
Bad debts	20,658	–	–

Changes in operating assets and liabilities

Amounts receivable	(22,432)	1,481	(1,182)
Prepaid expenses	(7,417)	(7,417)	–
Accounts payable and accrued liabilities	251,660	(136,437)	73,621
Due to related parties	–	(50,079)	(57,816)

Net Cash Used in Operating Activities	(2,419,796)	(391,188)	(277,979)

Investing Activities

Net cash used in discontinued operations	(362,241)	–	–
Acquisition of property and equipment	(12,896)	(1,906)	(1,490)

Net Cash Used in Investing Activities	(375,137)	(1,906)	(1,490)

Financing Activities

Issuance of common shares	2,892,351	479,500	266,850
Share issuance costs	(21,462)	(11,550)	(9,912)

Net Cash Provided by Financing Activities	2,870,889	467,950	256,938

Change in Cash	75,956	74,856	(22,531)

Cash - Beginning of Period	–	1,100	23,631

Cash - End of Period	75,596	75,596	1,100

Non-cash Investing and Financing Activities

Shares issued to settle debt	247,791	–	–
Shares issued for finders’ fees	50,400	–	–
Shares issued to acquire mineral properties	275,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

From February 28, 2001 to February 28, 2006

(expressed in Canadian dollars)

	Common Stock		Common Stock	Deficit Accumulated During the Development
	Shares	Amount	Subscribed	Stage	Total
	#	$	$	$	$

Balance – February 28, 2001	1,770,382	2,359,929	–	(2,207,977)	151,952

Shares issued pursuant to debt settlement	993,854	119,263	–	–	119,263

Shares issued pursuant to a private placement at $0.10 per share	1,200,000	120,000	–	–	120,000

Net loss for the year	–	–	–	(452,013)	(452,013)

Balance – February 28, 2002	3,964,235	2,599,192	–	(2,659,990)	(60,798)

Shares issued pursuant to the exercise of warrants at $0.10 per share	400,000	40,000	–	–	40,000

Net loss for the year	–	–	–	(132,362)	(132,362)

Balance – February 28, 2003	4,364,235	2,639,192	–	(2,792,352)	(153,160)

Shares issued pursuant to the exercise of warrants at $0.10 per share	800,000	80,000	–	–	80,000

Share subscriptions received	–	–	48,400	–	48,400

Net loss for the year	–	–	–	(121,340)	(121,340)

Balance – February 29, 2004	5,164,235	2,719,192	48,400	(2,913,692)	(146,100)

Shares issued pursuant to a private placement at $0.16 per share	1,500,000	240,000	(48,400)	–	191,600

Shares issued pursuant to the exercise of warrants at $0.215 per share	350,000	75,250	–	–	75,250

Share issuance costs	–	(9,912)	–	–	(9,912)

Net loss for the year	–	–	–	(293,380)	(293,380)

Balance – February 28, 2005	7,014,235	3,024,530	–	(3,207,072)	(182,542)

Shares issued pursuant to a private placement at $0.25 per share	929,000	232,250	–	–	232,250

Shares issued pursuant to the exercise of warrants at $0.215 per share	1,150,000	247,250	–	–	247,250

Share issuance costs	–	(11,550)	–	–	(11,550)

Net loss for the year	–	–	–	(199,802)	(199,802)

Balance – February 28, 2006	9,093,235	3,492,480	–	(3,406,874)	85,606

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

The Company is in the earliest development stage. In a development stage company, management devotes most of its activities in evaluating various business opportunities. The ability of the Company to emerge from the development stage is dependent upon its successful efforts in evaluating and acquiring or developing a business opportunity, raising additional equity financing and/or generating significant revenue. There is no guarantee that the Company will be able to raise enough equity to develop and implement a business plan. The Company has working capital of $81,278 as at February 28, 2006 and has incurred operating losses since inception totalling $3,406,874. There is substantial doubt regarding the Company’s ability to continue as a going concern.

On September 16, 2005, the Company closed a private placement totalling 929,000 units at $0.25 per unit for gross proceeds of $232,250. Each unit consisted of one share and one warrant to purchase an additional share at $0.30 per share expiring on September 16, 2006. The Company paid a finder’s fee of $11,550 in connection with this private placement.

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

(g)

Financial Instruments

The fair values of cash, amounts receivable, accounts payable, accrued liabilities and due to related parties approximate their carrying values due to the relatively short maturity of these instruments.

(h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In 2006, the FASB has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, but they will not have a material effect in the Company’s results of operations or financial position. Therefore, a description and its impact for each on the Company’s operations and financial position have not been disclosed.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

3.

Property and Equipment

	Cost $	Accumulated Amortization $	February 28, 2006 Net Carrying Value $	February 28, 2005 Net Carrying Value $

Computer equipment	5,964	3,161	2,803	1,616
Furniture and equipment	6,932	5,407	1,525	1,872

	12,896	8,568	4,328	3,488

4.

Related Party Transactions

(a)

The Company incurred $30,000 (2005 - $30,000) in management fees to a company controlled by the President of the Company.

(b)

The Company incurred $30,000 (2005 - $30,000) in rent to a company controlled by the President of the Company.

(c)

The Company incurred $24,000 (2005 - $26,000) in professional fees to a company controlled by a director.

(d)

The amount of $Nil (2005 - $27,725) owed to companies controlled by the President of the Company is without interest, unsecured and due on demand. The prior year amount was repaid during the year ended February 28, 2006.

(e)

The amount of $Nil (2005 - $22,354) owed to the President of the Company is without interest, unsecured and due on demand. The prior year amount was repaid during the year ended February 28, 2006.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

5.

Common Stock

(a)

On September 16, 2005, the Company closed a private placement totalling 929,000 units at $0.25 per unit for gross proceeds of $232,250. Each unit consisted of one share and one warrant to purchase an additional share at $0.30 per share expiring on September 16, 2006. The Company paid a finder’s fee of $11,550 in connection with this private placement.

(b)

During the year ended February 28, 2006, the Company issued 1,150,000 common shares pursuant to the exercise of share purchase warrants. Refer to Note 6.

(c)

On August 11, 2004, the Company increased its authorized share capital from 100,000,000 to unlimited

(d)

On March 8, 2004, the Company closed a private placement totalling 1,500,000 units at $0.16 per unit for gross proceeds of $240,000. Each unit consisted of one share and one warrant to purchase an additional share at $0.215 per share expiring on March 9, 2005. The Company paid a finder’s fee of $9,912 in connection with this private placement.

6.

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of shares	Weighted average exercise price $

Balance, February 29, 2004	–	–
Issued	1,500,000	0.215
Exercised	(350,000)	0.215

Balance, February 28, 2005	1,150,000	0.215
Issued	929,000	0.30
Exercised	(1,150,000)	0.215

Balance, February 28, 2006	929,000	0.30

As at February 28, 2006, there are 929,000 share purchase warrants exercisable at $0.30 per share outstanding which expire on September 16, 2006.

7.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. The Company has incurred Canadian non-capital losses of $1,283,000 which expire starting in 2007. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

7.

Income Taxes (continued)

The components of the net deferred tax asset at February 28, 2006 and 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2006 $	2005 $

Amortization of Property and Equipment	9,000	7,000

Net Operating Losses Carried Forward	1,283,000	1,213,000

	1,292,000	1,220,000

Statutory Tax Rate	35.62%	35.62%

Effective Tax Rate	–	–

Deferred Tax Asset	460,000	435,000

Valuation Allowance	(460,000)	(435,000)

Net Deferred Tax Asset	–	–

For the years ended February 28, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $25,000 and $46,000, respectively.

As at February 28, 2006, the Company has non-capital losses carried forward of approximately $1,283,000 which are available to offset future years’ taxable income. These losses expire as follows:

2007	$270,000
2008	136,000
2009	143,000
2010	129,000
2011	119,000
2015	287,000
2016	199,000

$1,283,000

8.

Subsequent Event

On March 29, 2006, the Company issued 20,000 shares for proceeds of $6,000 pursuant to share purchase warrants exercised.

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

At the end of Fiscal 2006 Ended 2/28/2006 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.  The Company’s management’s, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are designed and are effective to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s Fiscal Year Ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 8B.  OTHER INFORMATION: No Disclosure Necessary

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Table No. 5 lists as of 5/10/2006 the names of the Directors of the Company.  The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

Table No. 5

Directors

______________________________________________________________________________

______________________________________________________________________________

                                                                    Date First

                                                                       Elected

Name                                                 Age          or Appointed

------------------------------------------------------------------------------

Harry Chew                                            45         February 1999

Sonny Chew                                            37             July 2000

David J.L. Williams                                   52             July 2000

------------------------------------------------------------------------------

(1) All directors are members of the Audit Committee.

______________________________________________________________________________

______________________________________________________________________________

Table No. 6 lists as of 5/10/2006 the names of the Executive Officers of the Company.  The Executive Officers serve at the pleasure of the Board of Directors.

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

______________________________________________________________________________

                                                                       Date of

Name                  Position                           Age    Board Approval

------------------------------------------------------------------------------

Harry Chew (1)        President/Chief Executive Officer   45     February 1999

Terrance G. Owen (2)  Corporate Secretary                 60       August 2002

------------------------------------------------------------------------------

(1)  He spends about a third of his time on the affairs of the Company.

(2)  He spends about 10% of his time on the affairs of the Company.

______________________________________________________________________________

______________________________________________________________________________

Board of Director Committees

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: Harry Chew, Sonny Chew, and David J.L. Williams.  The Audit Committee met three times during Fiscal 2006.

Business Experience

Harry Chew, President and a Director of the Company, is a graduate of Simon Fraser University in Burnaby, British Columbia and has been a Certified General Accountant since 1986.  He also is: President of Myntek Management Services Inc., since 1986, a private company providing management services; and President of the Pacific Paragon Group of Companies, since 1993, private companies providing management consulting services.  Mr. Chew currently is a director and/or officer of the following public Canadian companies: Paradym Ventures Inc.; Avantec Technologies Inc.; and Janina Resources Limited.  He devotes about one-third of his time to the affairs of the Company.  He lives in Vancouver, British Columbia, Canada.

Sonny Chew, Director of the Company, is a graduate of Simon Fraser University in Burnaby, British Columbia.  He also is: President of Wynson Management Services Ltd., since 1992, a private management and bookkeeping consulting company; and Director of Finance and Administration of the Pacific Paragon Group of Companies, since 1993, a private company providing management consulting services.  Mr. Chew is a director and/or officer of these public Canadian companies: Pacific Rodera Energy Inc., Janina Resources Limited, and Paradym Ventures Inc.  He devotes about one-fourth of his time to the affairs of the Company.  He lives in Vancouver, British Columbia, Canada.

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

David J.L. Williams, a Director of the Company, a former professional hockey player, has been employed since March 1983 by TWE Enterprises Ltd., a private company providing management consulting services.  Mr. Williams is a director and/or officer of the following public Canadian companies: Pacific Rodera Energy Inc.; and Seymour Exploration Corp.  He lives in West Vancouver, British Columbia, Canada.

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

Audit Committee Financial Expert

The Company does not have an ”audit committee financial expert” serving on its audit committee.  The Company’s Audit Committee consists of two unrelated directors and the President of the Company, all of whom are both financially literate and very knowledgeable about the Company’s affairs.  Because the Company’s structure and operations are straightforward and the Company’s President/CEO has substantial financial and auditing expertise, the Company does not find it necessary to augment its Board with a formal financial expert.

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

ITEM 10.  EXECUTIVE COMPENSATION

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2006, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

Total compensation paid/accrued (directly/indirectly) to all Officers/ Directors for Fiscal 2006 was $54,000, including $30,000 paid to Myntek Management Services Inc. and $24,000 paid to Wynson Management Services Ltd.; refer to ITEM 12.  No stock options/SARS were granted or exercised during the most recent fiscal year.  No other compensation was granted.

Management functions of the Company are not to any substantial degree performed by a person other than the directors or senior officers of the Company.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President/CEO/Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus reasonable expenses related to the performance of its duties.  For the year ended 2/28/2006, management fees in the amount of $30,000 were paid or accrued to Myntek Management Services Inc.

During Fiscal 2006, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.  The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2007 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds US$100,000 per Executive Officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is a publicly-owned corporation, the shares of which are owned by residents of the United States, Canada, and other countries.  The Company is not controlled directly/indirectly by another corporation/any foreign government.

Table No. 7 lists as of 5/10/2006 all persons/companies the Registrant is aware of as being the beneficial owner of 5% or more of the common stock of the Registrant.   It also lists all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group.  All Officer/Director addresses c/o Bi-Optic Ventures Inc.: 1030 West Georgia Street, Suite #615, Vancouver, British Columbia  V6E 2Y3.

Table No. 7

Shareholdings of 5% Shareholders

_______________________________________________________________________________

_______________________________________________________________________________

Title                                                Amount and Nature  Percent

   of                                                    of Beneficial       of

Class    Name/Address of Beneficial Owner                    Ownership  Class #

-------------------------------------------------------------------------------

Common   Harry Chew (1)                                        602,084     2.6%

Common   Sonny Chew                                            102,000     1.1%

Common   David J.L. Williams                                   145,000     1.6%

Total Directors and Officers                                   849,084     9.3%

-------------------------------------------------------------------------------

(1)   261,834 shares are held indirectly by Pacific Paragon Investment Fund Ltd a private company controlled 50% by the spouse of Mr. Harry Chew and 50% by Mrs. Jodie Nitta.

#  Based on 9,113,235 shares outstanding as of 5/10/2006

_______________________________________________________________________________

_______________________________________________________________________________

Securities authorized for issuance under equity compensation plans.

 --- No Disclosure Necessary ---

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management functions of the Company are not to any substantial degree performed by a person other than the directors or senior officers of the Company.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President & Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus reasonable expenses related to the performance of its duties.  For the fiscal years ended 2/28/2006 and 2/28/2005, management fees in the amount of $30,000 were paid or accrued in each year to Myntek Management Services Inc.

During Fiscal 2006, the Company paid rent of $30,000 (2005 = $30,000) to Pacific Paragon Investment Fund Ltd., a private company controlled 50% by the spouse of Harry Chew and 50% by Mrs. Jodie Nitta.

During Fiscal 2006, the Company paid $24,000 (2005 = $26,000) to Wynson Management Services Ltd., a private company controlled by Sonny Chew, a Director of the Company, and his spouse, for bookkeeping and accounting services.

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

Other than described above, there have been no transactions since 2/28/2003, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

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

21.  Subsidiaries of the Registrant:  No Disclosure Necessary

22.  Published report regarding matters submitted to vote: No Disclosure Necessary

23.  Consent of Experts and Counsel:  No Disclosure Necessary

24.  Power of Attorney: No Disclosure Necessary

31.  Rule 13a/15d-14(a) Certifications                                      attached

32.  Section 1350 Certifications                                            attached

99.  Additional Exhibits:  No Disclosure Necessary

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional accounting services were rendered by Manning Elliott LLP for Fiscal 2006 and Fiscal 2005.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended 2/28/2006 and 2/28/2005 were $9,300 and $8,000, respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $500 and $1,300 during the fiscal years ended 2/28/2006 and 2/28/2005, respectively, for professional services rendered by the Company’s principal accountant for tax compliance.

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

Bi-Optic Ventures Inc. --– SEC File # 000-49685

Registrant

Dated: May 26, 2006   By /s/ Harry Chew_________________________________________

                         Harry Chew, President/CEO/CFO/Director

Dated: May 26, 2006   By /s/ Sonny Chew_________________________________________

                         Sonny Chew, Director