Form 10QSB
period 2006-05-31
BI-OPTIC VENTURES INC
filed 2006-07-13
CIK 1168960

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  May 31, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 7/10/2006:  9,222,235 Common Shares w/o par value

Transitional Small Business Disclosure Format (Check one):Yes ___  No xxx

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS THREE MONTHS ENDED MAY 31, 2006 AND 2005

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	May 31,	February 28,
	2006 $ (unaudited)	2006 $
Assets

Current Assets

Cash	1,317	75,956
Amounts receivable	1,802	1,774
Prepaid expenses	417	7,417

Total Current Assets	3,536	85,147

Property and Equipment (Note 3)	4,042	4,328

Total Assets	7,578	89,475

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable	9,428	869
Accrued liabilities	5,500	3,000
Due to related party (Note 4(d))	6,332	–

Total Liabilities	21,260	3,869

Contingencies (Note1)

Stockholders’ Equity (Deficit)

Common Stock: Unlimited common shares authorized without par value; 9,113,235 and 9,093,235 shares issued and outstanding, respectively	3,498,480	3,492,480

Deficit Accumulated During the Development Stage	(3,512,162)	(3,406,874)

Total Stockholders’ Equity (Deficit)	(13,682)	85,606

Total Liabilities and Stockholders’ Equity (Deficit)	7,578	89,475

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

(unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to May 31,	Three Months Ended May 31,
	2006 $	2006 $	2005 $

Revenue	–	–	–

Expenses

Acquisition costs written off	347,815	–	–
Amortization	7,252	286	440
Bad debts	20,658	–	–
Consulting and management fees (Note 4(a))	484,642	43,001	14,125
Investor and public relations	79,739	1,300	1,325
Office, rent and telephone (Note 4(b))	272,728	11,350	11,041
Professional fees (Note 4(c))	332,377	26,904	19,268
Transfer agent and regulatory fees	77,596	2,122	2,270
Travel and promotion	218,146	20,325	35,126

Total Expenses	1,840,953	105,288	83,595

Loss from Operations	(1,840,953)	(105,288)	(83,595)

Other Income
Accounts payable written off	49,341	–	41,121
Interest and other income	13,729	–	–

Total Other Income	63,070	–	41,121

Net Loss Before Discontinued Operations	(1,777,883)	(105,288)	(42,474)

Loss from Discontinued Operations	(1,734,279)	–	–

Net Loss for the Period	(3,512,162)	(105,288)	(42,474)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		9,108,000	8,052,000

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

(unaudited)

	Three Months Ended
	May 31,
	2006 $	2005 $

Cash Flows To Operating Activities

Net loss	(105,288)	(42,474)

Adjustment to reconcile net loss to net cash used
In operating activities

Amortization	286	440

Changes in operating assets and liabilities

Amounts receivable	(28)	(173)
Prepaid expenses	7,000	(27,500)
Accounts payable and accrued liabilities	11,059	(114,675)
Due to related parties	6,332	(46,902)

Net Cash Used in Operating Activities	(80,639)	(231,284)

Cash Flows to Investing Activities

Acquisition of property and equipment	–	(1,500)

Net Cash Used in Investing Activities	–	(1,500)

Cash Flows From Financing Activities

Issuance of common shares, net of costs	6,000	247,250

Net Cash Provided by Financing Activities	6,000	247,250

Change in Cash	(74,639)	14,466

Cash - Beginning of Period	75,956	1,100

Cash - End of Period	1,317	15,566

Non-cash Financing and Investing Activities	–	–

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

1.

Nature of Operations

Bi-Optic Ventures Inc. herein (the “Company”) was incorporated in the Province of British Columbia, Canada on May 31, 1984. The Company filed a 10-SB Registration Statement with the U.S. Securities Exchange Commission in 2003. The Company is currently evaluating various business opportunities.

The Company is in the earliest development stage. In a development stage company, management devotes most of its activities in evaluating various business opportunities. The ability of the Company to emerge from the development stage is dependent upon its successful efforts in evaluating and acquiring or developing a business opportunity, raising additional equity financing and/or generating significant revenue. There is no guarantee that the Company will be able to raise enough equity to develop and implement a business plan. The Company has working deficit of $17,724 as at May 31, 2006 and has incurred operating losses since inception totalling $3,512,162 to May 31, 2006. There is substantial doubt regarding the Company’s ability to continue as a going concern.

During the quarter ended May 31, 2006, proceeds of $6,000 was received pursuant to the exercise of 20,000 share purchase warrants at $0.30 per share.

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

(g)

Financial Instruments

The carrying values of cash, amounts receivable, accounts payable, accrued liabilities and due to related party approximate their fair values due to the relatively short maturity of these instruments.

(h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(expressed in Canadian dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(j)

Stock-based Compensation

Prior to March 1, 2006, the Company accounted for stock based awards under SFAS No. 123, “Accounting for Stock-Based Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. Effective March 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company does not currently have a stock option plan. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

(k)

Recent Accounting Pronouncements

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(k)

Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard did not have a material impact on the Company’s results of operations and financial position.

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

3.

Property and Equipment

	Cost $	Accumulated Amortization $	May 31, 2006 Net Carrying Value $ (unaudited)	February 28, 2006 Net Carrying Value $

Computer equipment	5,964	3,374	2,590	2,803
Furniture and equipment	6,932	5,480	1,452	1,525

	12,896	8,854	4,042	4,328

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

4.

Related Party Transactions

(a)

The Company paid or accrued $7,500 (2005 - $7,500) in management fees to a company controlled by the President of the Company.

(b)

The Company paid or accrued $7,500 (2005 - $7,500) in rent to a company controlled by the President of the Company.

(c)

The Company paid $6,000 (2005 - $6,000) in professional fees to a company controlled by a director.

(d)

The amount of $6,332 (February 28, 2006 - $Nil) owing to the President of the Company is without interest, unsecured and due on demand.

5.

Common Stock

On March 29, 2006, the Company issued 20,000 shares for proceeds of $6,000 pursuant to share purchase warrants exercised at $0.30 per share.

6.

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of shares	Weighted average exercise price $

Balance, February 28, 2006	929,000	0.30
Exercised	(20,000)	0.30

Balance, May 31, 2006	909,000	0.30

As at May 31, 2006, there are 909,000 share purchase warrants exercisable at $0.30 per share outstanding which expire on September 16, 2006.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 5/31/2006 had an accumulated deficit of ($3,512,162).

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

Operating Expenses for the Three Months Ended 5/31/2006 were $105,288 compared to $83,595 for the same period last year.  The preponderance of the increase was related to the search for, the negations with, and due diligence on potential acquisitions.    Accounts Payable of $41,121, owed to a third party, was written off during the first quarter last year; reducing the Operating Expenses.  “Consulting/management fees” were higher ($43,001 vs. $14,125): $7,500 vs. $7,500 paid/accrued to Myntek Management Services Inc.; and ($35,501 vs. $6,625) paid to third parties.  “Professional fees” were higher ($26,904 vs. $19,268): $6,000 vs. $6,000 paid/accrued to Wynson Management Services Ltd.; and $20,904 vs. $13,268 paid to third parties.  Travel and Promotion expenses decreased ($20,325 vs. $35,126).  Net Loss for the Three Months was ($105,288) vs. ($42,474).  Loss Per Share was ($0.01) vs ($0.01).

Liquidity and Capital Resources

Working capital deficit was $(17,724) at 5/31/2006, compared to a working capital of $81,278 at 2/28/2006.  Cash used in Three Months Ended 5/31/2006 Operating Activities totaled ($80,639), including the ($105,288) Net Loss; the only significant adjusting item was the $24,363 the “net changes in operating assets and liabilities”.  Cash used in Investing Activities was $nil.  Cash provided by Financing Activities was $6,000, pursuant to the exercise of 20,000 share-purchase warrants at $0.30 per share.

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

There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal year ended 2/28/2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Nor were there any significant deficiencies or material weaknesses in the Company's internal controls requiring corrective actions.

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

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No Disclosure Necessary.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  During the quarter ended 5/31/2006, 20,000 share purchase warrants (issued in an private placement during the prior

             fiscal year) were exercised, raising $6,000.

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

         No Disclosure Necessary.

ITEM 5.  OTHER INFORMATION

         a.  Reports on Form 8-K:  No Disclosure Necessary

         b.  Information required by Item 401(g) of Regulation S-B:

             No Disclosure Necessary.

ITEM 6.  EXHIBITS

Exhibit 31

 Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32

 Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bi-Optic Ventures Inc. -– SEC File No. 0-49685

Registrant

Date: July 12, 2006         /s/ Harry Chew

                                Harry Chew, President/Director