Form 10QSB
period 2006-08-31
BI-OPTIC VENTURES INC
filed 2006-10-13
CIK 1168960

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  August 31, 2006

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-49685

Bi-Optic Ventures Inc.

(Name of small business issuer in its charter)

            British Columbia, Canada                             N/A

  (Jurisdiction of Incorporation/Organization)           (IRS Tax ID No.)

1030 West Georgia Street #1518, Vancouver, British Columbia, Canada  V6E 2Y3

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 9/30/2006:  10,012,235 Common Shares w/o par value

Transitional Small Business Disclosure Format (Check one):Yes ___  No xxx

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC.

FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED

AUGUST 31, 2006 AND 2005

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	August 31,	February 28,
	2006 $ (unaudited)	2006 $
Assets

Current Assets

Cash	–	75,956
Amounts receivable	2,999	1,774
Prepaid expenses	1,615	7,417

Total Current Assets	4,614	85,147

Property and Equipment (Note 3)	3,755	4,328

Total Assets	8,369	89,475

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Bank overdraft	438	–
Accounts payable	20,772	869
Accrued liabilities	–	3,000
Due to related parties (Note 4)	24,990	–

Total Liabilities	46,200	3,869

Contingencies (Note1)
Subsequent Event (Note 7)

Stockholders’ Equity (Deficit)

Common Stock: Unlimited common shares authorized without par value; 9,272,235 and 9,093,235 shares issued and outstanding, respectively	3,546,180	3,492,480

Deficit Accumulated During the Development Stage	(3,584,011)	(3,406,874)

Total Stockholders’ Equity (Deficit)	(37,831)	85,606

Total Liabilities and Stockholders’ Equity (Deficit)	8,369	89,475

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

(unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to August 31,	Three months ended August 31,		Six months ended August 31,
	2006 $	2006 $	2005 $	2006 $	2005 $

Revenue	–	–	–	–	–

Expenses

Acquisition costs written off	347,815	–	–	–	–
Amortization	7,539	287	201	573	641
Bad debts	20,658	–	–	–	–
Consulting and management fees (Note 4(a))	497,907	13,265	36,198	56,266	50,323
Investor and public relations	81,139	1,400	2,965	2,700	4,290
Office, rent and telephone (Note 4(b))	285,401	12,673	9,091	24,023	20,132
Professional fees (Note 4(c))	344,668	12,291	13,068	39,195	32,336
Transfer agent and regulatory fees	85,579	7,983	6,596	10,105	8,866
Travel and promotion	242,096	23,950	836	44,275	35,962

Total Expenses	1,912,802	71,849	68,955	177,137	152,550

Loss from Operations	(1,912,802)	(71,849)	(68,955)	(177,137)	(152,550)

Other Income
Accounts payable written off	49,341	–	-	–	41,121
Interest and other income	13,729	–	–	–	–

Total Other Income	63,070	–	-	–	41,121

Net Loss Before Discontinued Operations	(1,849,732)	(71,849)	(68,955)	(177,137)	(111,429)

Loss from Discontinued Operations	(1,734,279)	–	–	–	–

Net Loss for the Period	(3,584,011)	(71,849)	(68,955)	(177,137)	(111,429)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	(0.02)	(0.01)

Weighted Average Shares Outstanding		9,190,000	8,164,000	9,149,000	8,108,000

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

(unaudited)

	Three months ended August 31,		Six months ended August 31,
	2006 $	2005 $	2006 $	2005 $

Cash Flows To Operating Activities

Net loss	(71,849)	(68,955)	(177,137)	(111,429)

Adjustment to reconcile net loss to net cash used in operating activities

Amortization	287	201	573	641

Changes in operating assets and liabilities

Amounts receivable	(1,197)	712	(1,225)	539
Prepaid expenses	(1,198)	27,500	5,802	–
Accounts payable and accrued liabilities	5,844	2,655	16,903	(112,020)
Due to related parties	18,658	11,988	24,990	(34,914)

Net Cash Used in Operating Activities	(49,455)	(25,899)	(130,094)	(257,183)

Cash Flows to Investing Activities

Acquisition of property and equipment	–	–	–	(1,500)

Net Cash Used in Investing Activities	–	–	–	(1,500)

Cash Flows From Financing Activities

Share subscriptions received	–	15,000	–	15,000
Issuance of common shares, net of costs	47,700	–	53,700	247,250

Net Cash Provided By Financing Activities	47,700	15,000	53,700	262,250

Change in Cash and Cash Equivalents	(1,755)	(10,899)	(76,394)	3,567

Cash and Cash Equivalents - Beginning of Period	1,317	15,566	75,956	1,100

Cash and Cash Equivalents - End of Period	(438)	4,667	(438)	4,667

Cash and Cash Equivalents consists of:

Cash	–	4,667	–	4,667
Bank overdraft	(438)	–	(438)	–

	(438)	4,667	(438)	4,667

Non-cash Financing and Investing Activities	–	–	–	–

Supplemental Disclosures

Interest paid	–	–	–	–
Income taxes paid	–	–	–	–

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

The Company is in the earliest development stage. In a development stage company, management devotes most of its activities in evaluating various business opportunities. The ability of the Company to emerge from the development stage is dependent upon its successful efforts in evaluating and acquiring or developing a business opportunity, raising additional equity financing and/or generating significant revenue. There is no guarantee that the Company will be able to raise enough equity to develop and implement a business plan. The Company has a working deficit of $41,586 as at August 31, 2006 and has incurred operating losses since inception totalling $3,584,011 to August 31, 2006. There is substantial doubt regarding the Company’s ability to continue as a going concern.

During the period ended August 31, 2006, proceeds of $53,700 were received pursuant to the exercise of 179,000 share purchase warrants at $0.30 per share. Subsequent to August 31, 2006, proceeds of $222,000 were received pursuant to 740,000 share purchase warrants exercised.

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

(h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Property and Equipment

	Cost $	Accumulated Amortization $	August 31, 2006 Net Carrying Value $	February 28, 2006 Net Carrying Value $

Computer equipment	5,964	3,584	2,380	2,803
Furniture and equipment	6,932	5,557	1,375	1,525

	12,896	9,141	3,755	4,328

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

4.

Related Party Transactions

(a)

For the six months ended August 31, 2006, the Company paid or accrued $15,000 (2005 - $15,000) in management fees to a company controlled by the President of the Company.

(b)

For the six months ended August 31, 2006, the Company paid or accrued $15,000 (2005 - $15,000) in rent to a company controlled by the President of the Company.

(c)

For the six months ended August 31, 2006, the Company paid $12,000 (2005 - $12,000) in professional fees to a company controlled by a director.

(d)

The amount of $4,540 (February 28, 2006 - $Nil) is owed to the President of the Company.  The amount owing is for the reimbursement of travel expenses incurred on behalf of the Company and is non-interest bearing, unsecured and due on demand.

(e)

The amount of $4,000 (February 28, 2006 - $Nil) is due to a company owned 50% by the spouse of the President of the Company and is non-interest bearing, unsecured and due on demand.

(f)

The amount of $16,450 (February 28, 2006 - $Nil) is due to a company controlled by the President of the Company and is non-interest bearing, unsecured and due on demand.

5.

Common Stock

During the period ended August 31, 2006, the Company issued 179,000 shares for proceeds of $53,700 pursuant to share purchase warrants exercised at $0.30 per share.

6.

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of shares	Weighted average exercise price $

Balance, February 28, 2006	929,000	0.30
Exercised	(179,000)	0.30

Balance, August 31, 2006	750,000	0.30

As at August 31, 2006, there are 750,000 share purchase warrants exercisable at $0.30 per share outstanding which expire on September 16, 2006.

7.

Subsequent Event

The Company issued a total of 740,000 shares for proceeds of $222,000 pursuant to share purchase warrants exercised at $0.30 per share.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 8/31/2006 had an accumulated deficit of ($3,584,011).

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

Operating Expenses for the Six Months Ended 8/31/2006 were $177,137 compared to $152,550 for the same period last year.  The preponderance of the increase was related to the search for, the negations with, and due diligence on potential acquisitions.    Accounts Payable of $41,121, owed to a third party, was written off during the first quarter last year; reducing the total Expenses.  “Consulting/management fees” were higher ($56,266 vs. $50,323): $15,000 vs. $15,000 paid/accrued to Myntek Management Services Inc.; and ($41,266 vs. $35,323) paid to third parties.  “Professional fees” were higher ($39,195 vs. $32,336): $12,000 vs. $12,000 paid/accrued to Wynson Management Services Ltd.; and $27,195 vs. $20,336 paid to third parties.  Travel and Promotion expenses increased ($44,275 vs. $35,962).  Net Loss for the Six Months was ($177,137) vs. ($111,429).  Loss Per Share was ($0.02) vs ($0.01).

Liquidity and Capital Resources

Working capital deficit was ($41,586) at 8/31/2006, compared to working capital of $81,278 at 2/28/2006.  Cash used in Six Months Ended 8/31/2006 Operating Activities totaled ($130,094), including the ($177,137) Net Loss; the only significant adjusting item was the $46,470 the “net changes in operating assets and liabilities”.  Cash used in Investing Activities was $nil.  Cash provided by Financing Activities was $53,700, pursuant to the exercise of 179,000 share-purchase warrants at $0.30 per share.  Subsequently, 740,000 shares were issued pursuant to the exercise of warrants, raising $222,000.

ITEM 3.  CONTROLS AND PROCEDURES

At the end of second fiscal quarter ended 8/31/2006 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No Disclosure Necessary.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  During the Six Months ended 8/31/2006, 179,000 share purchase warrants (issued in an private placement during the prior

             fiscal year) were exercised, raising $53,700.

         b.  No Disclosure Necessary.

         c.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company’s annual meeting of stockholders was held on 8/22/2006.

         a.  The Company’s stockholders ratified the appointment of

             Manning Elliott, LLP as independent auditor of the Company for the year ending 2/28/2007:

               1,379,418 for; nil against; and 7,842,817 withheld.

         b.  Fixed the auditor’s remuneration:

               1,379,418 for; nil against; and 7,842,817 withheld.

         c.  Set number of Directors at three;

               1,379,418 for; nil against; and 7,842,817 withheld.

         d.  The following were nominated and elected to serve as Directors of the Company for a term of one year or until their successors shall have been duly elected and qualified:

             Nominee                          Votes For          Withheld

             Harry Chew                       1,379,418         7,842,817

             Sonny Chew                       1,379,418         7,842,817

             David Williams                   1,379,418         7,842,817

ITEM 5.  OTHER INFORMATION

         a.  Reports on Form 8-K:

              1.  Form 8-K filed 8/1/2006 under REG FD containing documents related to Annual General Meeting of Shareholders.

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

Bi-Optic Ventures Inc. -– SEC File No. 0-49685

Registrant

Date: October 12, 2006      /s/ Harry Chew

                                Harry Chew, President/Director