Form 10QSB
period 2006-11-30
BI-OPTIC VENTURES INC
filed 2007-01-19
CIK 1168960

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  November 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 12/31/2006:  10,012,235 Common Shares w/o par value

Transitional Small Business Disclosure Format (Check one):Yes ___  No xxx

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

(unaudited)

	November 30,	February 28,
	2006 $	2006 $
Assets

Current Assets

Cash	79,265	75,956
Amounts receivable	7,532	1,774
Prepaid expenses	883	7,417

Total Current Assets	87,680	85,147

Property and Equipment (Note 3)	15,210	4,328

Total Assets	102,890	89,475

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	16,147	869
Accrued liabilities	–	3,000
Due to related parties (Note 4)	803	–

Total Liabilities	16,950	3,869

Contingencies (Note1)

Stockholders’ Equity (Deficit)

Common Stock: Unlimited common shares authorized without par value; 10,012,235 and 9,093,235 shares issued and outstanding, respectively	3,768,180	3,492,480

Deficit Accumulated During the Development Stage	(3,682,240)	(3,406,874)

Total Stockholders’ Equity (Deficit)	85,940	85,606

Total Liabilities and Stockholders’ Equity (Deficit)	102,890	89,475

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

(unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to November 30,	Three months ended November 30,		Nine months ended November 30,
	2006 $	2006 $	2005 $	2006 $	2005 $

Revenue	–	–	–	–	–

Expenses

Acquisition costs written off	347,815	–	–	–	–
Amortization	8,611	1,072	188	1,645	829
Bad debts	20,658	-	–	-	–
Consulting and management fees (Note 4(a))	524,717	26,810	28,968	83,076	79,291
Investor and public relations	82,339	1,200	1,300	3,900	5,590
Office, rent and telephone (Note 4(b))	298,995	13,597	9,799	37,617	29,931
Professional fees (Note 4(c))	380,067	35,399	10,369	74,594	42,705
Transfer agent and regulatory fees	88,559	2,978	2,493	13,085	11,359
Travel and promotion	259,270	17,173	6,748	61,449	42,710

Total Expenses	2,011,031	98,229	59,865	275,366	212,415

Loss from Operations	(2,011,031)	(98,229)	(59,865)	(275,366)	(212,415)

Other Income
Accounts payable written off	49,341	–	-	–	41,121
Interest and other income	13,729	–	–	–	–

Total Other Income	63,070	–	-	–	41,121

Net Loss Before Discontinued Operations	(1,947,961)	(98,229)	(59,865)	(275,366)	(171,294)

Loss from Discontinued Operations	(1,734,279)	–	–	–	–

Net Loss for the Period	(3,682,240)	(98,229)	(59,865)	(275,366)	(171,294)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	(0.03)	(0.02)

Weighted Average Shares Outstanding		9,890,000	8,930,000	9,190,000	8,380,000

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

(unaudited)

	Three months ended November 30,		Nine months ended November 30,
	2006 $	2005 $	2006 $	2005 $

Cash Flows To Operating Activities

Net loss	(98,229)	(59,865)	(275,366)	(171,294)

Adjustment to reconcile net loss to net cash used in operating activities

Amortization	1,072	188	1,645	829

Changes in operating assets and liabilities

Amounts receivable	(4,533)	(199)	(5,758)	340
Prepaid expenses	732	-	6,534	–
Accounts payable and accrued liabilities	(4,625)	(14,760)	12,278	(126,780)
Due to related parties	(24,187)	(15,165)	803	(50,079)

Net Cash Used in Operating Activities	(129,770)	(89,801)	(259,864)	(346,984)

Cash Flows to Investing Activities

Acquisition of property and equipment	(12,527)	–	(12,527)	(1,500)

Net Cash Used in Investing Activities	(12,527)	–	(12,527)	(1,500)

Cash Flows From Financing Activities

Share subscriptions received	-	(15,000)	-	-
Issuance of common shares, net of costs	222,000	220,700	275,700	467,950

Net Cash Provided By Financing Activities	222,000	205,700	275,700	467,950

Change in Cash and Cash Equivalents	79,703	115,899	3,309	119,466

Cash and Cash Equivalents - Beginning of Period	(438)	4,667	75,956	1,100

Cash and Cash Equivalents - End of Period	79,265	120,566	79,265	120,566

Non-cash Financing and Investing Activities	–	–	–	–

Supplemental Disclosures

Interest paid	–	–	–	–
Income taxes paid	–	–	–	–

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

The Company is in the earliest development stage. In a development stage company, management devotes most of its activities in evaluating various business opportunities. The ability of the Company to emerge from the development stage is dependent upon its successful efforts in evaluating and acquiring or developing a business opportunity, raising additional equity financing and/or generating significant revenue. There is no guarantee that the Company will be able to raise enough equity to develop and implement a business plan. As at November 30, 2006, the Company has a working capital of $70,730, has incurred operating losses since inception totalling $3,682,240 and has not generated any revenues in its operation. Based on the above factors, there is substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the period ended November 30, 2006, proceeds of $275,700 were received pursuant to the exercise of 919,000 share purchase warrants at $0.30 per share.

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

Leasehold improvements

5 years straight line

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

(k)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(k)

Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, but they will not have a material effect in the Company’s results of operations or financial position. Therefore, a description and its impact for each on the Company’s operations and financial position have not been disclosed.

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

3.

Property and Equipment

	Cost $	Accumulated Amortization $	November 30, 2006 Net Carrying Value $	February 28, 2006 Net Carrying Value $

Computer equipment	12,334	4,272	8,062	2,803
Furniture and equipment	6,932	5,633	1,299	1,525
Leasehold improvements	6,157	308	5,849	-

	25,423	10,213	15,210	4,328

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

4.

Related Party Transactions

(a)

For the nine months ended November 30, 2006, the Company paid or accrued $22,500 (2005 - $22,500) in management fees to a company controlled by the President of the Company.

(b)

For the nine months ended November 30, 2006, the Company paid or accrued $22,500 (2005 - $22,500) in rent to a company controlled by the President of the Company.

(c)

For the nine months ended November 30, 2006, the Company paid $18,000 (2005 - $18,000) in professional fees to a company controlled by a director.

(d)

The amount of $803 (February 28, 2006 - $Nil) is owed to the President of the Company for the reimbursement of travel expenses incurred on behalf of the Company.  The amount owing is non-interest bearing, unsecured, and due on demand.

(e)

During the period ended November 30, 2006, the Company issued 185,000 shares for proceeds of $55,500 pursuant to share purchase warrants at $0.30 per share to the President and the spouse of the president of the Company.

(f)

During the period ended November 30, 2006, the Company issued 54,000 shares for proceeds of $16,200 pursuant to share purchase warrants at $0.30 per share to a company controlled by the President of the Company.

5.

Common Stock

During the period ended November 30, 2006, the Company issued 919,000 shares for proceeds of $275,700 pursuant to share purchase warrants exercised at $0.30 per share.

6.

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of shares	Weighted average exercise price $

Balance, February 28, 2006	929,000	0.30
Exercised	(919,000)	0.30
Expired September 16, 2006	(10,000)	0.30

Balance, November 30, 2006	-	-

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 11/30/2006 had an accumulated deficit of ($3,682,240).

The Company is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.

Operating Expenses for the Nine Months Ended 11/30/2006 were $275,366 compared to $212,415 for the same period last year.  The preponderance of the increase was related to the search for, the negations with, and due diligence on potential acquisitions.    Accounts Payable of $41,121, owed to a third party, was written off during the first quarter last year; reducing the total expenses.  “Consulting/management fees” were higher ($83,076 vs. $79,291): $22,500 vs. $22,500 paid/accrued to Myntek Management Services Inc.; and ($60,576 vs. $56,791) paid to third parties.  “Professional fees” were higher ($74,794 vs. $42,705): $18,000 vs. $18,000 paid/accrued to Wynson Management Services Ltd.; and $56,794 vs. $24,705 paid to third parties.  Travel and Promotion expenses increased ($61,449 vs. $42,710).  Net Loss for the Nine Months was ($275,366) vs. ($171,294).  Loss Per Share was ($0.03) vs ($0.02).

Liquidity and Capital Resources

Working capital was $70,730 at 11/30/2006, compared to working capital of $81,278 at 2/28/2006.  Cash used in Nine Months Ended 11/30/2006 Operating Activities totaled ($259,864), including the ($275,366) Net Loss; the only significant adjusting item was the $13,857 the “net changes in operating assets and liabilities”.  Cash used in Investing Activities was $12,527.  Cash provided by Financing Activities was $275,700, pursuant to the exercise of 919,000 share-purchase warrants at $0.30 per share.

ITEM 3.  CONTROLS AND PROCEDURES

At the end of second fiscal quarter ended 11/30/2006 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No Disclosure Necessary.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  During the Nine Months ended 11/30/2006, 919,000 share purchase warrants (issued in an private placement during

             the prior fiscal year) were exercised, raising $275,700.

         b.  No Disclosure Necessary.

         c.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary.

ITEM 5.  OTHER INFORMATION

         a.  Reports on Form 8-K:

              1.  Form 8-K filed 9/11/2006 under REG FD containing documents related to Annual General Meeting of Shareholders.

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: January 18, 2007      /s/ Harry Chew

                                Harry Chew, President/Director