Form 10KSB
period 2007-02-28
BI-OPTIC VENTURES INC
filed 2007-05-29
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

         Fiscal Year Ended February 28, 2007

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

1030 West Georgia Street, Suite #1518, Vancouver, British Columbia  V6E 2Y3

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (OTCBB).   May 9, 2007  =  US$2,710,245

Common Shares outstanding at May 22, 2007:  10,012,235 shares

Index to Exhibits on Page 37

Bi-Optic Ventures Inc.

Form 10-KSB Annual Report

Fiscal Year Ended February 28, 2007

TABLE OF CONTENTS

                                                                          Page

PART I

PART II

Item 8.  Changes in and Disagreements with Accountants

         on Accounting and Financial Disclosure...........................  30

Item 8A.  Controls and Procedures.........................................  30

Item 8B.  Other Information...............................................  30

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

        Compliance With Section 16(a) of the Exchange Act.................  31

Item 10.  Executive Compensation..........................................  34

Item 11.  Security Ownership of Certain Beneficial Owners and Management

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

Bi-Optic Ventures Inc. (hereinafter is also referred to as the “Company” and/or the “Registrant”) for during the last fiscal year had no material business activity.  On 4/3/2007, the Company announced that it had entered into an agreement dated as of 3/22/2007 with Pacific Bio-Pharmaceuticals, Inc. (“Pacific”), PRB Pharmaceuticals, Inc. ("PRB"), and all of the shareholders of Pacific pursuant to which the Company has agreed to acquire all of the issued and outstanding shares and warrants of Pacific in exchange for one common share of the Company and one warrant of the Company, as applicable (the "Acquisition").  To acquire Pacific, the Company has agreed to issue a maximum of 20,000,000 common shares and 2,500,000 warrants, assuming the completion of Pacific's planned private placement financing prior to the closing of the Acquisition.

The Company's principal office is located at:

 #1518 - 1030 West Georgia Street, Vancouver, British Columbia, Canada  V6E 2Y3

 Telephone: 604-689-2646

 Facsimile: 604-689-1289

The contact person is Harry Chew, President and Director.

The Company’s authorized capital includes an unlimited number of common shares without par value.  As of 2/28/2007, there were 10,012,235 common shares outstanding.  As of 5/22/2007, there were 10,012,235 common shares outstanding.

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

On 3/22/2007, the Company agreed to acquire Pacific Bio-Pharmaceuticals, Inc. through the issuance of a maximum of 20,000,000 common shares and 2,500,000 warrants.  The Company also announced two planned private placements intended to raise up to $2 million dollar through the issuance of 4,00,000 units.  Also, the Company announced plans, pending completion of the acquisition, to name new officers/directors and to change the corporate name.

Business

Overview

During 2002-2004, the Company was in negotiations to acquire a 50-percent undivided interest in two diamond properties located in the Otish Mountain, Quebec area; the Company has abandoned this attempt.  On 3/31/2005, the Company requested a trading halt on the TSX Venture Exchange pending an announcement regarding an acquisition; on 7/14/2005, the Company announced that negotiations during the prior four months were not successfully concluded; and the common stock resumed trading.  During 2005-2007, the Company was examining various business ventures and properties.

On 3/22/2007, the Company agreed to acquire Pacific Bio-Pharmaceuticals, Inc.  The Company also announced two planned private placements intended to raise up to $2 million through the issuance of 4,000,000 units.  Also, the Company announced plans, pending completion of the acquisition, to name new officers/directors and to change the corporate name.

Completion of the Acquisition is subject to a number of conditions, including but not limited to, Toronto Venture Exchange acceptance, disinterested shareholder approval, and successful due diligence by all parties.  The transaction cannot close until the required shareholder approval is obtained.  There can be no assurance that the transaction will be completed as proposed or at all.  At this time, completion cannot be considered “probable”.

Acquisition of Pacific Bio-Pharmaceuticals Inc. (“Pacific”)

The acquisition agreement is between the Company, Pacific, PRB Pharmaceuticals Inc. (“PRB”) and the certain holders of securities issued by Pacific.

Upon and subject to the terms and conditions of the Agreement, each of the Pacific shareholders hereby agrees to sell their Pacific shares owned by the Pacific shareholder to the Company, and the Company agrees to purchase all of the Pacific shares from the Pacific shareholders, on the closing date, on the basis of one Company common share for every one Pacific share.  The deemed value of each Company common share and Pacific hare will be determined by the Company and the Toronto Venture Exchange pursuant to Toronto Venture Exchange policies and applicable laws.  In addition to the foregoing, the Company will issue one warrant in exchange for every warrant of Pacific issued under the proposed Pacific private placement on similar terms as such warrants, subject to adjustment as may be required by the Toronto Venture Exchange or under applicable laws.  Notwithstanding the foregoing, in no case will the Company issue more than 20,000,000 Company common shares in exchange for the Pacific shares, and no more than 2,500,000 warrants in exchange for any warrants issued and under the proposed Pacific private placement, and in the event that the are more than 20,000,000 Pacific shares or 2,500,000 such Pacific warrants outstanding on the closing date, the Pacific shareholders agree to take less than one Company common share or warrant in exchange for each of their Pacific shares or warrants, as the case may be, on a pro rata basis.

The Company common shares received by Pacific “Principals”, as defined in the TSX Venture Exchange's policies, will also be subject to escrow conditions prescribed by the Toronto Venture Exchange pursuant to the terms of an agreement (the “Escrow Agreement”) to be entered into among the Company, the Pacific Principals and Pacific Corporate Trust Company.  The Company agrees to use its commercially reasonable efforts and to take all practical steps available to it to ensure that the TSX Venture Exchange does not impose any escrow conditions in excess of 18 months, in the case of a Tier 1 listing, or three years, in the case of a Tier 2 listing, on the Company common shares issued to the Pacific Principals on closing.  The Company further agrees to take all practical steps to have the escrow restrictions changed as soon as possible following any change in its status from Tier 2 to Tier 1.  Notwithstanding the foregoing, all parties hereto acknowledge and agree that escrow conditions may be imposed by the TSX Venture Exchange for as many as 72 months or such higher amount as the Exchange may deem acceptable.

Proposed Change in Directors and Executive Officers

Effective as of the closing of the acquisition, the proposed Directors and Executive Officers of the Company would consist of:

  Harry Chew: Chairman, Chief Executive Officer, and Director

  Sonny Chew: Secretary and Director

  Terrance G. Owen: President and Director

  Theodore Y. Nitta: Chief Financial Officer and Director

Proposed Private Placements

Gateway Securities Inc. (“Gateway”) has, subject to completion of satisfactory due diligence, agreed to act as sponsor to the Company in connection with the acquisition and reverse-takeover.  An agreement to sponsor should not be construed as any assurance with respect to the merits of the Acquisition or the likelihood of completion of the reverse takeover.

In addition to acting as the sponsor for the Company, Gateway has also agreed to act as agent of the Company in connection with a brokered private placement offering (the “Brokered Offering”) of 1,000,000 units (the “Brokered Units”) at a price of $0.50 per Brokered Unit for gross proceeds of $500,000.  In addition to the Brokered Offering, the Company will be conducting a non-brokered private placement of up to 3,000,000 units (the “NB Units”) at a price of $0.50 per NB Unit for gross proceeds of up to $1.5 Million.  Total gross proceeds from the Brokered Offering and the non-brokered private placement will be CDN$2 Million, if fully subscribed.  Each Brokered Unit and each NB Unit will consist of one common share and one-half of one transferable warrant.  Each whole warrant will be exercisable into one common share for a period of one year from closing at a price of $0.65.

Gateway will be paid a cash fee equal to 7% of the gross proceeds raised in the financing and agent's options (the “Agent’s Options”) equal to 7% of the units sold thereunder, as well as a corporate finance fee of $25,000 plus GST.  Each Agent’s Option will be exercisable into a unit (an “Agent’s Unit”) at a price of $0.50 per Agent’s Unit for a period of one year from the closing.  The Agent’s Units shall have the same terms as the Brokered Units and the NB Units.  Gateway will also be reimbursed for its reasonable out-of-pocket expenses and disbursements including the expenses of its legal counsel.

Proceeds from the financing will be used to acquire new lab and office equipment, inventory, sales and marketing and for general working capital purposes.

Pacific Proposed Private Placement

Securities Issued on Closing

Accounting Impact of Acquisition

Pacific currently has 17,500,000 common shares issued and is proposing to issue a further 2,500,000 common shares upon closing of a planned private placement financing that will occur prior to the closing of the Acquisition.  This financing is expected to be completed at a price of USD$0.40 per unit, each such unit consisting of a common share and one common share purchase warrant exercisable at USD$0.45 for a period of two years from its issue date into a common share of Pacific.  The subscribers to Pacific's private placement will be required to become parties to the agreement governing the Acquisition.  The current shareholders of Pacific are: PRB, as to 10,500,000 common shares; Theodore Y. Nitta of Vancouver, British Columbia, as to 3,000,000 common shares; Charles B. Hensley of Redondo Beach, California, as to 3,000,000 common shares; Richard S. Pyo of Irvine, California, as to 500,000 common shares; and Shahriar Pourdanesh of Irvine, California, as to 500,000 common shares.  The shareholders of PRB that beneficially hold, directly or indirectly, a controlling interest in PRB, or who otherwise control or direct PRB, are Charles B. Hensley and Ernesto Barron of Los Angeles, California.

On the closing of the acquisition and the private placements, the Company expects to be classified as a technology issuer and would have outstanding approximately 34,522,235 common shares, 4,500,000 million warrants and 3,000,000 stock options to acquire additional common shares.  All common shares held by principals of the Company (as such term is defined in the Toronto Venture Exchange's policies) would be escrowed pursuant to the policies of the Toronto Venture Exchange.

Legally, the Company would be the parent of Pacific.  However, as a result of the share exchange described above, control of the combined companies would pass to the former shareholders of Pacific, resulting in a reverse takeover for accounting purpose.  The application of reverse takeover accounting to the above transaction would result in the following:

a.  The Company’s consolidated financial statements would be issued under the name of Bi-Optic Ventures Inc. (prior to proposed name change) but would be presented as a continuation of the business of Pacific.

b.  As Pacific will be deemed to be the acquirer for accounting purpose, its assets and liabilities are included in the consolidated financial statements of the continuing entity at their historical value.

c.  The number and class of outstanding shares reported are those of the

    Company, adjusted for the acquisition while the dollar amounts relating to share capital, contributed surplus, and deficit are those of Pacific.

d.  The comparative figures reported will be those of Pacific, the continuing entity.

e.  As the Company is expected to have a net asset deficiency at the date of the reverse takeover, the excess of liabilities assumed over identifiable assets acquired, and the estimated value for the common shares issued and stock options granted in connection with the acquisition, would be treated as a capital transaction and charged to deficit.

f.  The operations of the Company would be been included from the closing date.

Business of Pacific Bio-Pharmaceuticals Inc.

Pacific is a privately held Nevada corporation with offices in California that holds rights, directly and through a license from PRB, to certain biopharmaceutical technologies that have demonstrated potential effectiveness against several influenza strains.  Provisional patent applications have been made in the United States for certain aspects of the technologies.

Testing conducted in Dr. John Tam's laboratory at the Chinese University of Hong Kong demonstrated that one of the platform technology's anti-viral fractions inhibit SARS CoV infections in vitro.  This is the virus responsible for Severe Acute Respiratory Syndrome (“SARS”) in humans.  Further testing at Institute for Antiviral Research, Utah State University demonstrated this same fraction to be effective at inhibiting avian influenza (H5N1) viral infections in MDCK cells.  The Central Laboratory for Evaluation of Veterinary Biologics (CLEVB) in Cairo has been conducting animal tests (poultry) on an agricultural product based on the platform technology in order to determine its effectiveness against a variety of viruses, including avian influenza (H5N1) and Exotic Newcastle’s Disease (END); these experiments are ongoing.  The foregoing tests are not definitive and final results may vary.  The technologies will require additional testing before their efficacy can be definitively determined.  In 2006, the Libyan Veterinary Central Pharmacy placed their first order of Pacific's agricultural anti-viral product for poultry.

Pacific is currently focused on developing markets outside of North America for its products for the poultry and livestock industry.  The lead product is a drinking water additive designed to inhibit animal influenza on agricultural farms.  Further extensive testing may be required in order meet regulatory requirements in the countries in which Pacific intends to sell its products.

Employees

As of 5/22/2007, the Company had two employees, its two executive officers have been responsible for the operations of the Company on a consulting basis.

Enforceability Of Civil Liabilities Against Foreign Persons

Because the Company is incorporated under the laws of British Columbia and is headquartered in Canada, our investors may have difficulty enforcing civil liabilities under the U.S. federal securities laws against its officers and directors, especially because all of its directors and officers reside in Canada.

Because all of the Company’s assets are located outside the U.S., it may be difficult for an investor to sue, for any reason, the Company or any of its directors or officers through U.S. jurisdictions.  If an investor was able to obtain a judgment against the Company or any of its directors or officers in a U.S. court based on U.S. securities laws or other reasons, it may be difficult to enforce such judgment in Canada.  The Company is uncertain as to the enforceability, in original actions in Canadian courts, of liability based upon the U.S. federal securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s executive offices are located in rented premises of approximately 950 sq. ft. at 1030 West Georgia Street, Suite #1518, Vancouver, British Columbia, Canada  V6E 2Y3.  Monthly rent is $2,500.  The Company began occupying this facility in September 2006 and considers the facility adequate for current needs.  The Company maintains no other offices or property.

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

The closing price was $1.20 on 3/31/2005, when the Company voluntarily halted trading pending an announcement regarding an acquisition; on 7/14/2005, the Company announced that negotiations during the prior four months were not successfully concluded; and the common stock resumed trading.  Again, on 8/3/2006, the Company voluntarily halted trading pending an announcement regarding an acquisition; on 8/2/2006, the closing price was CDN$0.42.

Table No. 1

TSX Venture Exchange - NEX Board

Common Shares Trading Activity

______________________________________________________________________________

______________________________________________________________________________

Fiscal Quarter

Ended                                      Volume     High     Low    Closing

-----------------------------------------------------------------------------

 2/28/2007                                      0      ---     ---        ---

11/30/2006                                      0      ---     ---        ---

 8/31/2006                              1,165,650    $0.50   $0.37      $0.42

 5/31/2006                              1,066,750     0.80    0.28       0.40

 2/28/2006                               1,074,560   $0.35   $0.205     $0.30

11/30/2005                                 767,566    0.37    0.20       0.30

 8/31/2005                                 232,150    0.64    0.215      0.215

 5/31/2005                               1,160,000    1.29    0.84       1.20

______________________________________________________________________________

______________________________________________________________________________

The Company's common shares were listed on the NASD Electronic OTC Bulletin Board under the symbol "BOVKF.OB" in April 2003.

Table No. 2 lists the volume of trading and high, low and closing sales prices on the NASD Electronic OTC Bulletin Board for the Company's common shares for: the last seven fiscal quarters.  Trading started on 6/19/2003.  On 5/9/2007 (last traded), the closing price was US$0.30.

Table No. 2

NASD Electronic Bulletin Board

Common Shares Trading Activity

______________________________________________________________________________

______________________________________________________________________________

    Fiscal                                                              Prices

   Quarter                                                          US Dollars

     Ended                                 Volume     High     Low     Closing

------------------------------------------------------------------------------

 2/28/2007                                369,000    $0.48   $0.30       $0.39

11/30/2006                                505,125     0.40    0.23        0.40

 8/31/2006                                331,600     0.54    0.32        0.35

 5/31/2006                                 96,800     0.63    0.38        0.49

 2/28/2006                                  7,550    $0.70   $0.16       $0.26

11/30/2005                                  7,200     0.32    0.16        0.32

 8/31/2005                                163,500     0.74    0.24        0.26

 5/31/2005                                127,684     1.13    0.60        0.75

______________________________________________________________________________

______________________________________________________________________________

Share Purchase Warrants

On 9/20/2005, the Company closed a non-brokered private placement of 929,000 units at a price of $0.25 per unit, for gross proceeds of $232,250.  Each unit consisted of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder thereof to purchase an additional common share in the capital of the Company at an exercise price of $0.30 for a period of one year.  A 7% finders’ fee ($11,550) was paid on a portion of this private placement.  919,000 warrants were exercised during Fiscal 2007, raising $275,700.

Stock Options

The Company does not have a stock option plan in place currently; NEX companies are not allowed to grant stock options.

No stock options were granted or exercised during Fiscal 2007 or Fiscal 2006.

As of 5/22/2007, no stock options are outstanding.

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

On 5/17/2007, the shareholders' list for the Company's common shares showed 45 registered shareholders and 10,012,235 common shares outstanding.  32 of these shareholders were Canadian residents, holding 9,583,364 shares representing about 96% of the issued and outstanding common shares.  10 of these shareholders were U.S. residents, holding 393,996 shares representing about 4% of the issued and outstanding common shares.  Three other shareholders were residents of other countries, holding 34,875 shares representing less than 1% of the issued and outstanding common shares.

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

  Fiscal 2005:   1,500,000 Units at $0.16 per unit, private placement

                            (finder's fee of $2,912 was paid)

                   350,000 Warrants exercised at $0.215

  Fiscal 2006: 1,150,000 warrants exercised at $0.215

                 929,000 Units at $0.25 per unit

  Fiscal 2007:   919,000 warrants exercised at $0.30

  Fiscal 2008-to-date: none

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selected Financial Data

Selected financial data as shown in Table No. 4 for the Company for Fiscal 2007/2006 Ended February 28th was derived from the financial statements of the Company that have been audited by Manning Elliott LLP, Chartered Accountants, as indicated in their report included elsewhere in this Annual Report.  The selected financial data set forth for the Fiscal 2005/2004/2003 are derived from the Company's audited financial statements, not included herein.

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

Selected Financial Data

($ in 000’s, except per share data)

__________________________________________________________________________________

__________________________________________________________________________________

                                  Year       Year       Year       Year       Year

                                 Ended      Ended      Ended      Ended      Ended

                             2/28/2007  2/28/2006  2/29/2005  2/28/2004  2/28/2003

----------------------------------------------------------------------------------

Revenue                            $0          $0         $0         $0         $0

Operating Expenses              ($408)      ($249)     ($293)     ($121)     ($132)

Net Loss                        ($408)      ($200)     ($293)     ($121)     ($132)

Loss per Share                 ($0.04)     ($0.02)    ($0.04)    ($0.02)    ($0.03)

Dividends per Share             $0.00       $0.00      $0.00      $0.00      $0.00

Wtg. Avg. Shares (000’s)        9,546       8,556      6,726      4,864      4,166

Period-end Shares O/S          10,012       9,093      7,014      5,164      4,364

----------------------------------------------------------------------------------

Working Capital (Deficit)        ($60)        $81      ($186)     ($149)     ($157)

Long-Term Debt/Loans Payable        0           0          0          0          0

Common Stock                    3,768       3,492      3,025      2,719      2,639

Stockholders’ Equity (Deficit)    (46)         86       (182)      (146)      (153)

Total Assets                       27          89          8         28          8

__________________________________________________________________________________

__________________________________________________________________________________

Plan Of Operations

Source of Funds for Fiscal 2008

The Company’s primary source of funds since incorporation has been through the issuance of common stock and loans.  The Company has had no revenue from operations to date and does not anticipate revenues in the foreseeable future.

The Company had a working capital deficit of $60,429 at 2/28/2007.  The Company has had discussions with third parties about an additional equity offering and/or loans; but the talks as of 5/22/2007 were preliminary.

Use of Funds for Fiscal 2008

During Fiscal 2008, the Company estimates that it might expend $360,000 on general/administrative expenses; although, this figure is subject to uncertainties including the closing of the proposed acquisitions.  It is impossible to precisely estimate the probable expenditures associated with any possible acquisitions that might be consummated during Fiscal 2008.

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

Fiscal 2004:        800,000 Shares at $0.10 upon warrant exercises

Fiscal 2005:      1,500,000 Units at $0.16 per unit, private placement

                    350,000 Warrants Exercised at $0.215

Fiscal 2006:      1,150,000 Warrants Exercised at $0.215

                    929,000 Units at $0.25 per unit

Fiscal 2007:        919,000 Warrants Exercised at $0.30

Fiscal 2008-to-date: none

Overview

During 2002-2004, the Company had been in negotiations to acquire a 50-percent undivided interest in two diamond properties located in the Otish Mountain, Quebec area; the Company has abandoned this attempt.  On 3/31/2005, the Company requested a trading halt on the TSX Venture Exchange pending an announcement regarding an acquisition; on 7/14/2005, the Company announced that negotiations during the prior four months were not successfully concluded; and the common stock resumed trading.  During 2005-2007, the Company was examining various business ventures and properties.

On 3/22/2007, the Company agreed to acquire Pacific Bio-Pharmaceuticals, Inc.  The Company also announced two planned private placements intended to raise up to $2 million through the issuance of 4,00,000 units.  Also, the Company announced plans, pending completion of the acquisition, to name new officers/directors and to change the corporate name.  Completion of the Acquisition is subject to a number of conditions, including but not limited to, Toronto Venture Exchange acceptance, disinterested shareholder approval, and successful due diligence by all parties.  The transaction cannot close until the required shareholder approval is obtained.  There can be no assurance that the transaction will be completed as proposed or at all.  At this time, completion cannot be considered “probable”.

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

On 9/20/2005, the Company closed a non-brokered private placement of 929,000 units at a price of $0.25 per unit, for gross proceeds of $232,250.  Each unit consisted of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder thereof to purchase an additional common share in the capital of the Company at an exercise price of $0.30 for a period of one year.  A 7% finders’ fee ($11,550) was paid on a portion of this private placement.  919,000 warrants were exercised, raising $275,700.

Fiscal 2007 Ended 2/28/2007

Working Capital deficit was ($60,249) at 2/28/2007

Working Capital was $81,278 at 2/28/2006.

Working Capital deficit was ($186,030) at 2/28/2005.

Working Capital deficit was ($148,876) at 2/29/2004.

Working Capital deficit was ($156,632) at 2/28/2003.

Cash used in Fiscal 2007 Operating Activities totaled ($339,130), including the ($407,597) Net Loss; the only significant adjusting item was a $64,920 net change in operating assets and liabilities.  Cash used in Investing Activities was $12,526.  Cash provided by Financing Activities was $275,700 for shares issued, pursuant to the exercise of warrants.

Fiscal 2006 Ended 2/28/2006

Working Capital was $81,278 at 2/28/2006.

Cash used in Fiscal 2006 Operating Activities totaled ($391,188), including the ($199,802) Net Loss; the only significant adjusting item was a ($192,452) net change in operating assets and liabilities.  Cash used in Investing Activities was $1,906.  Cash provided by Financing Activities was $467,950 for shares issued, net of issuance costs.

Results of Operations

Fiscal 2006 Ended 2/28/2007

The Company is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.

Operating Expenses for Fiscal 2006 ended 2/28/2007 were $407,597 compared to $249,143 for last year.  “Consulting/management fees” were higher ($96,413 vs. $91,610): ($30,000 vs. $30,000) paid/accrued to Myntek Management Services Inc.; and ($66,413 vs. $61,610) paid to third parties, the increase relating to payments made to consultants for project investigation costs.  Professional fees” were higher ($155,842 vs. $48,805): ($24,000 vs. $24,000) paid/accrued to Wynson Management Services Ltd.; and ($131,842 vs. $24,805) paid to third parties, the increase was due to additional legal fees relating to due diligence costs for project investigation.  Travel/Promotion rose significantly ($81,261 vs. $48,168) as a result of increased travel to investigate possible projects for acquisition.

Net Loss for Fiscal 2007 was ($407,597).  Loss Per Share was ($0.04).

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

Net Loss for Fiscal 2006 was ($199,802).  Loss Per Share was ($0.02).

Off-Balance Sheet Arrangements

No Disclosure Necessary

ITEM 7.  FINANCIAL STATEMENTS

Audited Financial Statements: Fiscal 2007/2006

Report of Independent Registered Public Accounting Firm, dated 5/11/2007

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statement of Stockholders’ Equity (Deficit)

Notes to the Financial Statements

BI-OPTIC VENTURES INC.

FINANCIAL STATEMENTS

YEARS ENDED

FEBRUARY 20, 2007 AND 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Bi-Optic Ventures Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Bi-Optic Ventures Inc. as of February 28, 2007 and 2006, and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated for the period from May 31, 1984 (Date of Inception) to February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bi-Optic Ventures Inc. as of February 28, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and accumulated for the period from May 31, 1984 (Date of Inception) to February 28 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 11, 2007

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	February 28,	February 28,
	2007 $	2006 $
Assets

Current Assets

Cash	–	75,956
Amounts receivable	6,642	1,774
Prepaid expenses	5,921	7,417

Total Current Assets	12,563	85,147

Property and Equipment (Note 3)	14,138	4,328

Total Assets	26,701	89,475

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Cheques issued in excess of funds on deposit	830	–
Accounts payable	49,376	869
Accrued liabilities	1,600	3,000
Due to related parties (Note 4)	21,186	–

Total Liabilities	72,992	3,869

Contingencies (Note1)
Subsequent Event (Note 8)

Stockholders’ Equity (Deficit)

Common Stock: Unlimited common shares authorized without par value; 10,012,235 and 9,093,235 shares issued and outstanding, respectively	3,768,180	3,492,480

Deficit Accumulated During the Development Stage	(3,814,471)	(3,406,874)

Total Stockholders’ Equity (Deficit)	(46,291)	85,606

Total Liabilities and Stockholders’ Equity (Deficit)	26,701	89,475

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

	Accumulated from May 31, 1984 (Date of Inception) to February 28,	For the Years Ended

		February 28,	February 28,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Acquisition costs written-off	347,815	–	–
Amortization	9,683	2,717	1,066
Bad debts	20,658	–	–
Consulting and management fees (Note 4(a))	538,054	96,413	91,610
Investor and public relations	83,639	5,200	6,891
Office, rent and telephone (Note 4(b))	312,037	50,659	39,773
Professional fees (Note 4(c))	461,315	155,842	48,805
Transfer agent and regulatory fees	90,979	15,505	12,830
Travel and promotion	279,082	81,261	48,168

Total Expenses	2,143,262	407,597	249,143

Loss from Operations	(2,143,262)	(407,597)	(249,143)

Other Income
Accounts payable written-off	49,341	–	49,341
Interest and other income	13,729	–	–

Total Other Income	63,070	–	49,341

Net Loss Before Discontinued Operations	(2,080,192)	(407,597)	(199,802)

Loss from Discontinued Operations	(1,734,279)	–	–

Net Loss for the Period	(3,814,471)	(407,597)	(199,802)

Net Loss Per Share – Basic and Diluted		(0.04)	(0.02)

Weighted Average Shares Outstanding		9,546,000	8,556,000

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

(unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to February 28,	For the Years Ended

		February 28,	February 28,
	2007	2007	2006
	$	$	$
Operating Activities

Net loss for the period	(3,814,471)	(407,597)	(199,802)

Adjustments to reconcile net loss to net cash used in operating activities

Acquisition costs written-off	347,815	–	–
Amortization	11,285	2,717	1,066
Assets written-off	388,226	–	–
Bad debts	20,658	–	–

Changes in operating assets and liabilities

Amounts receivable	(27,300)	(4,868)	1,481
Prepaid expenses	(5,921)	1,496	(7,417)
Cheques issued in excess of funds on deposit	830	830	–
Accounts payable and accrued liabilities	298,766	47,106	(136,437)
Due to related parties	21,186	21,186	(50,079)

Net Cash Used in Operating Activities	(2,758,926)	(339,130)	(391,188)

Investing Activities

Net cash used in discontinued operations	(362,241)	–	–
Acquisition of property and equipment	(25,422)	(12,526)	(1,906)

Net Cash Used in Investing Activities	(387,663)	(12,526)	(1,906)

Financing Activities

Issuance of common shares	3,168,051	275,700	479,500
Share issuance costs	(21,462)	–	(11,550)
		–
Net Cash Provided by Financing Activities	3,146,589	275,700	467,950

Change in Cash	–	(75,956)	74,856

Cash - Beginning of Period	–	75,956	1,100

Cash - End of Period	–	–	75,956

Non-cash Investing and Financing Activities

Shares issued to settle debt	247,791	–	–
Shares issued for finders’ fees	50,400	–	–
Shares issued to acquire mineral properties	275,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

From February 28, 2002 to February 28, 2007

(expressed in Canadian dollars)

	Common Stock		Common Stock	Deficit Accumulated During the Development
	Shares	Amount	Subscribed	Stage	Total
	#	$	$	$	$

Balance – February 28, 2002	3,964,235	2,599,192	–	(2,659,990)	(60,798)

Shares issued pursuant to the exercise of warrants at $0.10 per share	400,000	40,000	–	–	40,000

Net loss for the year	–	–	–	(132,362)	(132,362)

Balance – February 28, 2003	4,364,235	2,639,192	–	(2,792,352)	(153,160)

Shares issued pursuant to the exercise of warrants at $0.10 per share	800,000	80,000	–	–	80,000

Share subscriptions received	–	–	48,400	–	48,400

Net loss for the year	–	–	–	(121,340)	(121,340)

Balance – February 29, 2004	5,164,235	2,719,192	48,400	(2,913,692)	(146,100)

Shares issued pursuant to a private placement at $0.16 per share	1,500,000	240,000	(48,400)	–	191,600

Shares issued pursuant to the exercise of warrants at $0.215 per share	350,000	75,250	–	–	75,250

Share issuance costs	–	(9,912)	–	–	(9,912)

Net loss for the year	–	–	–	(293,380)	(293,380)

Balance – February 28, 2005	7,014,235	3,024,530	–	(3,207,072)	(182,542)

Shares issued pursuant to a private placement at $0.25 per share	929,000	232,250	–	–	232,250

Shares issued pursuant to the exercise of warrants at $0.215 per share	1,150,000	247,250	–	–	247,250

Share issuance costs	–	(11,550)	–	–	(11,550)

Net loss for the year	–	–	–	(199,802)	(199,802)

Balance – February 28, 2006	9,093,235	3,492,480	–	(3,406,874)	85,606

Shares issued pursuant to the exercise of warrants at $0.30 per share	919,000	275,700	–	–	275,700

Net loss for the year	–	–	–	(407,597)	(407,597)

Balance – February 28, 2007	10,012,235	3,768,180	–	(3,814,471)	(46,291)

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

1.

Nature of Operations and Continuance of Business

The Company was incorporated in the Province of British Columbia, Canada on May 31, 1984. The Company filed a 10-SB Registration Statement with the U.S. Securities Exchange Commission in 2003. The Company is a development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company is currently evaluating various business opportunities.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2007, the Company has a working capital deficit of $60,429 and has accumulated losses of $3,814,471 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the year ended February 28, 2007, proceeds of $275,700 were received pursuant to the exercise of 919,000 share purchase warrants at $0.30 per share. The Company will require approximately $180,000 to continue operations for the next 12 months. Management anticipates the necessary funding to continue operations will either come by way of additional equity financing or continued advances from related parties.

2.

Summary of Significant Accounting Policies

(a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in Canadian dollars. The Company has not produced any revenue and is a development stage company as defined by SFAS No. 7. There are no financial statements using Canadian generally accepted accounting principles, however, there would be no material reconciling items other than presentation items.

(b)

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

2.

Summary of Significant Accounting Policies (continued)

(d)

Property and Equipment

Property and equipment is recorded at cost. Amortization is computed at the following rates:

Computer equipment

30% declining balance

Furniture and equipment

20% declining balance

Leasehold improvements

5 years straight-line

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

(h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007 and 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(k)

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

(l)

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

3.

Property and Equipment

	Cost $	Accumulated Amortization $	February 28, 2007 Net Carrying Value $	February 28, 2006 Net Carrying Value $

Computer equipment	12,333	4,960	7,373	2,803
Furniture and equipment	6,932	5,709	1,223	1,525
Leasehold improvements	6,157	616	5,541	-

	25,422	11,285	14,137	4,328

4.

Related Party Transactions

(a)

The Company incurred $30,000 (2006 - $30,000) in management fees to a company controlled by the President of the Company.

(b)

The Company incurred $30,000 (2006 - $30,000) in rent to a company controlled by the President of the Company.

(c)

The Company incurred $24,000 (2006 - $24,000) in professional fees to a company controlled by a director of the Company.

(d)

As at February 28, 2007, an amount of $8,186 (2006 - $Nil) is owed to the President of the Company and is without interest, unsecured and due on demand.

(e)

As at February 28, 2007, an amount of $13,000 (2006 - $Nil) is owed to a company controlled by the President of the Company and is without interest, unsecured and due on demand.

5.

Common Stock

(a)

During the year ended February 28, 2007, the Company issued 919,000 common shares for total proceeds of $275,700 pursuant to the exercise of share purchase warrants.

(b)

During the year ended February 28, 2006, the Company issued 1,150,000 common shares for total proceeds of $247,250 pursuant to the exercise of share purchase warrants.

(c)

On September 16, 2005, the Company closed a private placement totalling 929,000 units at $0.25 per unit for gross proceeds of $232,250. Each unit consisted of one share and one warrant to purchase an additional share at $0.30 per share expiring on September 16, 2006. The Company paid a finder’s fee of $11,550 in connection with this private placement.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

6.

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of shares	Weighted average exercise price $

Balance, February 28, 2005	1,150,000	0.215

Issued	929,000	0.30
Exercised	(1,150,000)	0.215

Balance, February 28, 2006	929,000	0.30

Exercised	(919,000)	0.30
Expired	(10,000)	0.30

Balance, February 28, 2007	–	–

7.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. The Company has incurred Canadian non-capital losses of $1,421,000 which expire starting in 2008. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at February 28, 2007 and 2006, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2007 $	2006 $

Property and Equipment	6,000	9,000

Net Operating Losses Carried Forward	1,421,000	1,283,000

	1,427,000	1,292,000

Statutory Tax Rate	34.12%	35.62%

Effective Tax Rate	–	–

Deferred Tax Asset	487,000	460,000

Valuation Allowance	(487,000)	(460,000)

Net Deferred Tax Asset	–	–

For the years ended February 28, 2007 and 2006, the valuation allowance established against the deferred tax assets increased by $27,000 and $25,000, respectively.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

7.

Income Taxes (continued)

As at February 28, 2007, the Company has non-capital losses carried forward of approximately $1,421,000 which are available to offset future years’ taxable income. These losses expire as follows:

2008	$136,000
2009	143,000
2010	129,000
2011	119,000
2015	287,000
2016	199,000
2027	408,000

$1,421,000

8.

Subsequent Event

On March 22, 2007 the Company entered into an agreement with Pacific Bio-Pharmaceuticals, Inc. (“Pacific”), PRB Pharmaceuticals, Inc. ("PRB"), and all of the shareholders of Pacific pursuant to which the Company has agreed to acquire all of the issued and outstanding shares and warrants of Pacific in exchange for one common share of the Company and one warrant of the Company, as applicable (the "Acquisition"). The Company has agreed to issue a maximum of 20,000,000 common shares and 2,500,000 warrants to acquire Pacific, assuming the completion of Pacific's planned private placement financing prior to the closing of the Acquisition. Pacific is a privately held Nevada corporation with offices in California that holds rights, directly and through a license from PRB, to certain biopharmaceutical technologies that have demonstrated potential effectiveness against several influenza strains. Provisional patent applications have been made in the United States for certain aspects of the technologies.

Gateway Securities Inc. (“Gateway”) has, subject to completion of satisfactory due diligence, agreed to act as sponsor to the Company in connection with the Acquisition. In addition to acting as the sponsor for the Company, Gateway has also agreed to act as agent of the Company in connection with a Brokered private placement offering (the “Brokered Offering”) of 1,000,000 units (the “Brokered Units”) at a price of $0.50 per Brokered Unit for gross proceeds of $500,000. In addition to the Brokered Offering, the Company will be conducting a non-brokered private placement of up to 3,000,000 units (the “NB Units”) at a price of $0.50 per NB Unit for gross proceeds of up to $1,500,000. Each Brokered Unit and each NB Unit will consist of one common share and one-half of one transferable warrant. Each whole warrant will be exercisable into one common share for a period of one year from closing at a price of $0.65 per share.

Gateway will be paid a cash fee equal to 7% of the gross proceeds raised in the financing and agent's options (the “Agent’s Options”) equal to 7% of the units sold thereunder, as well as a corporate finance fee of $25,000 plus GST. Each Agent’s Option will be exercisable into a unit (an “Agent’s Unit”) at a price of $0.50 per Agent’s Unit for a period of 12 months from closing. The Agent’s Units shall have the same terms as the Brokered Units and the NB Units. Gateway will also be reimbursed for its reasonable out-of-pocket expenses and disbursements including the expenses of its legal counsel.

Concurrently with the closing, the Company will change its name to "Pacific Bio-Pharmaceuticals International Inc.", or such other name as may be determined by the directors, subject to Exchange and shareholder approval.

A finder’s fee of 500,000 common shares will be payable by the Company on closing of the Acquisition subject to Exchange approval.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         --- No Disclosure Necessary ---

ITEM 8A.  CONTROLS AND PROCEDURES

At the end of the fiscal year ended February 28, 2007 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION: No Disclosure Necessary

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Table No. 5 lists as of 5/22/2007 the names of the Directors of the Company.  The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

Table No. 5

Directors

______________________________________________________________________________

______________________________________________________________________________

                                                                    Date First

                                                                       Elected

Name                                                 Age          or Appointed

------------------------------------------------------------------------------

Harry Chew (1)                                        46         February 1999

Sonny Chew (1)                                        38             July 2000

David J.L. Williams (1)                               53             July 2000

Terrance G. Owen                                      61        September 2006

------------------------------------------------------------------------------

(1) Members of the Audit Committee.

______________________________________________________________________________

______________________________________________________________________________

Table No. 6 lists as of 5/22/2007 the names of the Executive Officers of the Company.  The Executive Officers serve at the pleasure of the Board of Directors.

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

______________________________________________________________________________

                                                                       Date of

Name                  Position                           Age    Board Approval

------------------------------------------------------------------------------

Harry Chew (1)        President/Chief Executive Officer   46     February 1999

Terrance G. Owen (2)  Corporate Secretary                 61       August 2002

------------------------------------------------------------------------------

(1)  He spends about a third of his time on the affairs of the Company.

(2)  He spends about 10% of his time on the affairs of the Company.

______________________________________________________________________________

______________________________________________________________________________

Board of Director Committees

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: Harry Chew, Sonny Chew, and David J.L. Williams.  The Audit Committee met three times during Fiscal 2007.

Business Experience

Harry Chew, President and a Director of the Company, is a graduate of Simon Fraser University in Burnaby, British Columbia and has been a Certified General Accountant since 1986.  He also is: President of Myntek Management Services Inc., since 1986, a private company providing management services; and President of the Pacific Paragon Group of Companies, since 1993, private companies providing management consulting services.  Mr. Chew currently is a director and/or officer of the following public Canadian companies: Paradym Ventures Inc.; Avantec Technologies Inc.; and Taipan Capital Corp. and Weststar Resources Corp.  He devotes about one-third of his time to the affairs of the Company.  He lives in Vancouver, British Columbia, Canada.

Sonny Chew, Director of the Company, is a graduate of Simon Fraser University in Burnaby, British Columbia.  He also is: President of Wynson Management Services Ltd., since 1992, a private management and bookkeeping consulting company; and Director of Finance and Administration of the Pacific Paragon Group of Companies, since 1993, a private company providing management consulting services.  Mr. Chew is a director and/or officer of these public Canadian companies: Pacific Rodera Energy Inc., Taipan Capital Corp., and Paradym Ventures Inc.  He devotes about one-fourth of his time to the affairs of the Company.  He lives in Vancouver, British Columbia, Canada.

Terrance G. Owen, Corporate Secretary and Director of the Company, obtained a Bachelor of Science (with honors) in Biology from the University of Victoria in 1968, a Masters degree in Biology from the University of New Brunswick in 1970, a Ph.D. in Zoology from the University of British Columbia in 1974 and a Masters in Business Administration from Simon Fraser University in British Columbia in 1991.  Mr. Owen is President and CEO of Alda Pharmaceuticals Corp., a British Columbia pharmaceutical corporation engaged in the development and commercialization of innovative infection control products based on its proprietary technology, Alda is listed on the TSX Venture Exchange.  He lives in New Westminister, British Columbia, Canada.

David J.L. Williams, a Director of the Company, a former professional hockey player, has been employed since March 1983 by TWE Enterprises Ltd., a private company providing management consulting services.  Mr. Williams is a director and officer of Pacific Rodera Energy Inc., a public Canadian company.  He lives in West Vancouver, British Columbia, Canada.

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

Material Changes To The Procedures By Which Security Holders May Recommend Nominees.  No Disclosure Necessary

Audit Committee Financial Expert

The Company does not have an ”audit committee financial expert” serving on its audit committee.  The Company’s Audit Committee consists of one related directors, the President/CEO of the Company, and the brother of the President/CEO; all of whom are both financially literate and very knowledgeable about the Company’s affairs.  Because the Company’s structure and operations are straightforward and the Company’s President/CEO has substantial financial and auditing expertise, the Company does not find it necessary to augment its Board with a formal financial expert.

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

ITEM 10.  EXECUTIVE COMPENSATION

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2007, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

Total compensation paid/accrued (directly/indirectly) to all Officers/ Directors for Fiscal 2007 was $54,000, including $30,000 paid to Myntek Management Services Inc. and $24,000 paid to Wynson Management Services Ltd.; refer to ITEM 12.  No stock options/SARS were granted or exercised during the most recent fiscal year.  No other compensation was granted.

Management functions of the Company are not to any substantial degree performed by a person other than the directors or senior officers of the Company.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President/CEO/Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus reasonable expenses related to the performance of its duties.  For the year ended 2/28/2007, management fees in the amount of $30,000 were paid or accrued to Myntek Management Services Inc.

During Fiscal 2007, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.  The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2008 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds US$100,000 per Executive Officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is a publicly-owned corporation, the shares of which are owned by residents of the United States, Canada, and other countries.  The Company is not controlled directly/indirectly by another corporation/any foreign government.

Table No. 7 lists as of 5/22/2007 all persons/companies the Registrant is aware of as being the beneficial owner of 5% or more of the common stock of the Registrant.   It also lists all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group.  All Officer/Director addresses c/o Bi-Optic Ventures Inc.: 1030 West Georgia Street, Suite #1518, Vancouver, British Columbia  V6E 2Y3.

Table No. 7

Shareholdings of 5% Shareholders, Officers and Directors

______________________________________________________________________________

______________________________________________________________________________

Title                                               Amount and Nature  Percent

   of                                                   of Beneficial       of

Class    Name/Address of Beneficial Owner                   Ownership  Class #

------------------------------------------------------------------------------

Common   Harry Chew (2)                                       691,084     6.9%

Common   Sonny Chew                                           102,000     1.0%

Common   David J.L. Williams                                  145,000     1.4%

Total Directors and Officers                                  839,084     9.3%

------------------------------------------------------------------------------

(1)  All addresses are c/o Bi-Optic Ventures Inc.

                       1030 West Georgia Street, Suite #1518

                       Vancouver, British Columbia  V6E 2Y3

(2)   315,834 shares are held indirectly by Pacific Paragon Investment Fund Ltd a private company controlled 50% by the spouse of Mr. Harry Chew and 50% by Mrs. Jodie Nitta.

(3)    40,000 shares are held indirectly 503213 BC LTD, controlled by Mr. Owen.

#  Based on 10,012,235 shares outstanding as of 5/22/2007

_______________________________________________________________________________

_______________________________________________________________________________

Securities authorized for issuance under equity compensation plans.

 --- No Disclosure Necessary ---

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management functions of the Company are not to any substantial degree performed by a person other than the directors or senior officers of the Company.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President & Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus reasonable expenses related to the performance of its duties.  For the fiscal years ended 2/28/2007 and 2/28/2006, management fees in the amount of $30,000 were paid or accrued in each year to Myntek Management Services Inc.

During Fiscal 2007, the Company paid rent of $30,000 (FY2006 = $30,000) to Pacific Paragon Investment Fund Ltd., a private company controlled 50% by the spouse of Harry Chew and 50% by Mrs. Jodie Nitta.

During Fiscal 2007, the Company paid $24,000 (FY2006 = $24,000) to Wynson Management Services Ltd., a private company controlled by Sonny Chew, a Director of the Company, and his spouse, for bookkeeping and accounting services.

Other than described above, there have been no transactions since 2/28/2005, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

Director Independence

Of the three members of the Board of Directors, David Williams is independent.  Harry Chew is not independent by virtue of his position as President/CEO; and Sonny Chew is not independent by virtue of his being the brother of Harry Chew.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

 2.  Plan of acquisition, reorganization, arrangement,

     liquidation, or succession:

       Incorporated by reference to Form 8-K filed 4/10/2007

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

     --- Refer to Exhibit #3 ---

 9.  Voting Trust Agreements:  No Disclosure Necessary.

10.  Material Contracts:

       Incorporated by reference to Form 10-SB Registration Statement

         Filed 3/13/2002, as amended;

       Incorporated by reference to Form 8-K filed 4/10/2007

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

31.  Rule 13a/15d-14(a) Certifications                                   attached

32.  Section 1350 Certifications                                         attached

99.  Additional Exhibits:  No Disclosure Necessary

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional accounting services were rendered by Manning Elliott LLP for Fiscal 2007 and Fiscal 2006.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended 2/28/2007 and 2/28/2006 were $10,000 and $9,300, respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $500 and $500 during the fiscal years ended 2/28/2007 and 2/28/2006, respectively, for professional services rendered by the Company’s principal accountant for tax compliance.

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

Bi-Optic Ventures Inc. --– SEC File # 0-49685

Registrant

Dated: May 29, 2007   By /s/ Harry Chew_________________________________________

                         Harry Chew, President/CEO/CFO/Director

Dated: May 29, 2007   By /s/ Sonny Chew_________________________________________

                         Sonny Chew, Director