Form 10QSB
period 2007-05-31
BI-OPTIC VENTURES INC
filed 2007-07-16
CIK 1168960

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  May 31, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 6/30/2007:  10,012,235 Common Shares w/o par value

Transitional Small Business Disclosure Format (Check one):Yes ___  No xxx

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS THREE MONTHS ENDED MAY 31, 2007 AND 2006

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	May 31,	February 28,
	2007 $ (unaudited)	2007 $
Assets

Current Assets

Cash	1,178	-
Amounts receivable	3,602	6,642
Prepaid expenses	30,683	5,921

Total Current Assets	35,463	12,563

Property and Equipment (Note 3)	13,216	14,138

Deferred Acquisition Costs (Note 5)	5,456	-

Total Assets	54,135	26,701

Liabilities and Stockholders’ Deficit

Current Liabilities

Cheques issued in excess of funds on deposit	-	830
Accounts payable	57,186	49,376
Accrued liabilities	7,500	1,600
Due to related parties (Note 4)	101,643	21,186

Total Liabilities	166,329	72,992

Contingencies (Note1)
Commitment (Note 5)
Subsequent Event (Note 6)

Stockholders’ Deficit

Common Stock: Unlimited common shares authorized without par value; 10,012,235 shares issued and outstanding	3,768,180	3,768,180

Deficit Accumulated During the Development Stage	(3,880,374)	(3,814,471)

Total Stockholders’ Deficit	(112,194)	(46,291)

Total Liabilities and Stockholders’ Deficit	54,135	26,701

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

(unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to May 31,	Three Months Ended May 31,
	2007 $	2007 $	2006 $

Revenue	–	–	–

Expenses

Acquisition costs written off	347,815	–	–
Amortization	10,605	922	286
Bad debts	20,658	–	–
Consulting and management fees (Note 4(a))	557,840	14,330	43,001
Investor and public relations	84,939	1,300	1,300
Office, rent and telephone (Note 4(b))	325,273	13,236	11,350
Professional fees (Note 4(c))	480,179	24,320	26,904
Transfer agent and regulatory fees	92,909	1,930	2,122
Travel and promotion	288,947	9,865	20,325

Total Expenses	2,209,165	65,903	105,288

Loss from Operations	(2,209,165)	(65,903)	(105,288)

Other Income
Accounts payable written off	49,341	–	–
Interest and other income	13,729	–	–

Total Other Income	63,070	–	–

Net Loss Before Discontinued Operations	(2,146,095)	(65,903)	(105,288)

Loss from Discontinued Operations	(1,734,279)	–	–

Net Loss for the Period	(3,880,374)	(65,903)	(105,288)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		10,012,235	9,108,000

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

(unaudited)

	Three Months Ended
	May 31,
	2007 $	2006 $

Operating Activities

Net loss for the period	(65,903)	(105,288)

Adjustment to reconcile net loss to net cash used
In operating activities

Amortization	922	286

Changes in operating assets and liabilities

Amounts receivable	3,040	(28)
Prepaid expenses	(24,762)	7,000
Cheques issued in excess of funds on deposit	(830)	–
Accounts payable and accrued liabilities	13,710	11,059
Due to related parties	80,457	6,332

Net Cash Provided by (Used in) Operating Activities	6,634	(80,639)

Investing Activities

Deferred acquisition costs	(4,456)	–

Net Cash Used in Investing Activities	(4,456)	–

Financing Activities

Issuance of common shares	–	6,000

Net Cash Provided by Financing Activities	–	6,000

Change in Cash	1,178	(74,639)

Cash - Beginning of Period	–	75,956

Cash - End of Period	1,178	1,317

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

1.

Nature of Operations

Bi-Optic Ventures Inc. (the “Company”) was incorporated in the Province of British Columbia, Canada on May 31, 1984. The Company filed a 10-SB Registration Statement with the U.S. Securities Exchange Commission in 2003. On March 22, 2007, the Company entered into an agreement to acquire Pacific Bio-Pharmaceuticals, Inc. (“Pacific”). See Note 5.

The Company is in the earliest development stage. In a development stage company, management devotes most of its activities in evaluating various business opportunities. The ability of the Company to emerge from the development stage is dependent upon its successful efforts in evaluating and acquiring or developing a business opportunity, raising additional equity financing and/or generating significant revenue. There is no guarantee that the Company will be able to raise enough equity to develop and implement a business plan. As at May 31, 2007, the Company has a working capital deficit of $130,866, has incurred operating losses since inception totalling $3,880,374 and has not generated any revenues in its operation. Based on the above factors, there is substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007 and 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did have a material effect on the Company's reported financial position or results of operations.

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

(l)

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

3.

Property and Equipment

	Cost $	Accumulated Amortization $	May 31, 2007 Net Carrying Value $	February 28, 2007 Net Carrying Value $

Computer equipment	12,334	5,513	6,821	7,373
Furniture and equipment	6,932	5,771	1,161	1,223
Leasehold improvements	6,157	923	5,234	5,541

	25,423	12,207	13,216	14,137

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

4.

Related Party Transactions

(a)

For the three months ended May 31, 2007, the Company paid or accrued $7,500 (2006 - $7,500) in management fees to a company controlled by the President of the Company.

(b)

For the three months ended May 31, 2007, the Company paid or accrued $7,500 (2006 - $7,500) in rent to a company controlled by the President of the Company.

(c)

For the three months ended May 31, 2007, the Company paid $6,000 (2006 - $6,000) in professional fees to a company controlled by a director.

(d)

As at May 31, 2007, an amount of $11,843 (February 28, 2007 - $8,186) is owed to the President of the Company and is without interest, unsecured and due on demand.

(e)

As at May 31, 2007, an amount of $89,800 (February 28, 2007 - $13,000) is owed to companies controlled by the President of the Company and is without interest, unsecured and due on demand.

5.

Commitment

On March 22, 2007 the Company entered into an agreement with Pacific, PRB Pharmaceuticals, Inc. ("PRB"), and all of the shareholders of Pacific pursuant to which the Company has agreed to acquire all of the issued and outstanding shares and share purchase warrants of Pacific in exchange for one common share and one share purchase warrant of the Company, as applicable (the "Acquisition"). The Company has agreed to issue a maximum of 20,000,000 common shares and 2,500,000 share purchase warrants to acquire Pacific, assuming the completion of Pacific's planned private placement financing prior to the closing of the Acquisition. Pacific is a privately held Nevada corporation with offices in California that holds rights, directly and through a license from PRB, to certain biopharmaceutical technologies that have demonstrated potential effectiveness against several influenza strains. Provisional patent applications have been made in the United States for certain aspects of the technologies.

Gateway Securities Inc. (“Gateway”) has, subject to completion of satisfactory due diligence, agreed to act as sponsor to the Company in connection with the Acquisition. In addition to acting as the sponsor for the Company, Gateway has also agreed to act as agent of the Company in connection with a Brokered private placement offering (the “Brokered Offering”) of 1,000,000 units (the “Brokered Units”) at a price of $0.50 per Brokered Unit for gross proceeds of $500,000. In addition to the Brokered Offering, the Company will be conducting a non-brokered private placement of up to 3,000,000 units (the “NB Units”) at a price of $0.50 per NB Unit for gross proceeds of up to $1,500,000. Each Brokered Unit and each NB Unit will consist of one common share and one-half of one transferable share purchase warrant. Each whole share purchase warrant will be exercisable into one common share for a period of one year from closing at a price of $0.65 per share.

Gateway will be paid a cash fee equal to 7% of the gross proceeds raised in the financing and agent's options (the “Agent’s Options”) equal to 7% of the units sold thereunder, as well as a corporate finance fee of $25,000 plus GST. Each Agent’s Option will be exercisable into a unit (an “Agent’s Unit”) at a price of $0.50 per Agent’s Unit for a period of 12 months from closing. The Agent’s Units shall have the same terms as the Brokered Units and the NB Units. Gateway will also be reimbursed for reasonable out-of-pocket expenses and disbursements including legal fees incurred.

Concurrently with the closing, the Company will change its name to "Pacific Bio-Pharmaceuticals International Inc.", or such other name as may be determined by the directors, subject to TSX Venture Exchange (the “Exchange”) and shareholder approval.

A finder’s fee of 500,000 common shares will be payable by the Company on closing of the Acquisition subject to Exchange approval.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

6.

Subsequent Event

On June 1, 2007, the Company announced it has terminated it sponsorship agreement with Gateway as disclosed in Note 5. The Company has entered into a new sponsorship agreement with Global Maxfin Capital Inc. (“Global”).  Global has, subject to completion of satisfactory due diligence, agreed to act as sponsor to the Company in connection with the acquisition of Pacific. Under the terms of the sponsorship agreement, Global will be paid $15,000 plus reimbursement for its reasonable out-of-pocket expenses and disbursements including legal fees incurred.

The Company also changed the terms of the private placement as disclosed in Note 5. The new private placement will be a non-brokered placement of up to 4,000,000 units at a price of $0.50 per unit for gross proceeds of up to $2,000,000.  Each unit will consist of one common share and one-half transferable share purchase warrant.  Each whole purchase warrant will be exercisable into one common share for a period of one year from closing at a price of $0.65 per share.

An additional finder’s fee of cash and share purchase warrants, in accordance with Exchange policies, will be paid on a portion of the placement.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 5/31/2007 had an accumulated deficit of ($3,880,374).

On 3/22/2007, the Company agreed to acquire Pacific Bio-Pharmaceuticals, Inc.  The Company also announced two planned private placements intended to raise up to $2 million through the issuance of 4,000,000 units.  Also, the Company announced plans, pending completion of the acquisition, to name new officers/directors and to change the corporate name.  Completion of the Acquisition is subject to a number of conditions, including but not limited to, TSX Venture Exchange acceptance, disinterested shareholder approval, and successful due diligence by all parties.  The transaction cannot close until the required shareholder approval is obtained.  There can be no assurance that the transaction will be completed as proposed or at all.  At this time, completion cannot be considered “probable”.

Operating Expenses for the Three Months Ended 5/31/2007 were $65,903 compared to $105,288 for the same period last year, which included professional fees of $24,320 (2006 = $26,904), consulting/management fees of $14,330 (2006 = $43,001), office/rent/telephone of $13,236 (2006 = $11,350) and travel/promotion expenses of $9,865 (2006 = $20,325).  The reported decrease was related to the current pending status of a potential acquisition versus last year’s extensive search for, the negotiations with, and due diligence on potential acquisitions.  Net Loss for the Three Months was ($65,903) vs. ($105,288).  Loss Per Share was ($0.01) vs ($0.01).

Liquidity and Capital Resources

The Company had a working capital deficit of ($130,866) at 5/31/2007, compared to a working capital deficit of ($60,429) at 2/28/2007.  Net Cash Provided by Operating Activities was $6,624, including the ($65,903) Net Loss; $71,615 net changes in operating assets/liabilities was the significant adjustment; much of this was the $80,457 in “due to related parties” regarding advances and loans made to the Company, and the ($24,762) increase in “pre-paid expenses” regarding advances to various parties in connection with due diligence and sponsorship expenses with respect to the Company’s proposed acquisition of Pacific Bio-Pharmaceuticals, Inc.  Net Cash Provided by Financing Activities and Net Cash Used in Investing Activities were $nil.  Net Cash Used by Investing Activities was $4,456 for costs incurred for the proposed acquisition.

ITEM 3.  CONTROLS AND PROCEDURES

At the end of first fiscal quarter ended 5/31/2007 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s Fiscal Quarter Ended May 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

         c.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary.

ITEM 5.  OTHER INFORMATION

         a.  Reports on Form 8-K:

              1.  Form 8-K filed 4/10/2007 regarding “Entry into a Material

                  Definitive Acquisition Agreement” and ‘FD Disclosure”

                  regarding an 4/3/2007 press release discussing the

                  proposed acquisition.

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

Bi-Optic Ventures Inc. -– SEC File No. 0-49685

Registrant

Date: July 12, 2007         /s/ Harry Chew

                                Harry Chew, President/Director