Form 10QSB
period 2007-08-31
BI-OPTIC VENTURES INC
filed 2007-10-12
CIK 1168960

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  August 31, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 9/30/2007:  10,012,235 Common Shares w/o par value

Transitional Small Business Disclosure Format (Check one):Yes ___  No xxx

SEC 2334 (11-06)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS SIX MONTHS ENDED AUGUST 31, 2007 AND 2006

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	August 31,	February 28,
	2007 $ (unaudited)	2007 $
Assets

Current Assets

Cash	14,494	–
Amounts receivable	3,693	6,642
Prepaid expenses and deposits	33,592	5,921
Loan receivable (Note 5)	10,726	–

Total Current Assets	62,505	12,563

Property and Equipment (Note 3)	16,079	14,138

Deferred Acquisition Costs (Note 5)	5,456	–

Total Assets	84,040	26,701

Liabilities and Stockholders’ Deficit

Current Liabilities

Cheques issued in excess of funds on deposit	–	830
Accounts payable	34,069	49,376
Accrued liabilities	1,325	1,600
Loans payable (Note 6)	70,409	–
Due to related parties (Note 4)	155,018	21,186

Total Liabilities	260,821	72,992

Contingencies (Note1)
Commitments (Note 5 and 6)
Subsequent Event (Note 7)

Stockholders’ Deficit

Common Stock: Unlimited common shares authorized without par value; 10,012,235 shares issued and outstanding	3,768,180	3,768,180

Deficit Accumulated During the Development Stage	(3,944,961)	(3,814,471)

Total Stockholders’ Deficit	(176,781)	(46,291)

Total Liabilities and Stockholders’ Deficit	84,040	26,701

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

(unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to August 31,	Three months ended August 31,		Six months ended August 31,
	2007 $	2007 $	2006 $	2007 $	2006 $

Revenue	–	–	–	–	–

Expenses

Acquisition costs written off	347,815	–	–	–	–
Amortization	12,195	1,590	287	2,512	573
Bad debts	20,658	–	–	–	–
Consulting and management fees (Note 4(a))	577,161	24,777	13,265	39,107	56,266
Investor and public relations	86,868	1,929	1,400	3,229	2,700
Office, rent and telephone (Note 4(b))	343,857	18,584	12,673	31,820	24,023
Professional fees (Note 4(c))	489,779	4,144	12,291	28,464	39,195
Transfer agent and regulatory fees	98,602	5,693	7,983	7,623	10,105
Travel and promotion	296,817	7,870	23,950	17,735	44,275

Total Expenses	2,273,752	64,587	71,849	130,490	177,137

Loss from Operations	(2,273,752)	(64,587)	(71,849)	(130,490)	(177,137)

Other Income
Accounts payable written off	49,341	–	–	–	–
Interest and other income	13,729	–	–	–	–

Total Other Income	63,070	–	–	–	–

Net Loss Before Discontinued Operations	(2,210,682)	(64,587)	(71,849)	(130,490)	(177,137)

Loss from Discontinued Operations	(1,734,279)	–	–	–	–

Net Loss for the Period	(3,944,961)	(64,587)	(71,849)	(130,490)	(177,137)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	(0.01)	(0.02)

Weighted Average Shares Outstanding		10,012,235	9,190,000	10,012,235	9,149,000

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2007 $	2006 $	2007 $	2006 $

Operating Activities

Net loss	(64,587)	(71,849)	(130,490)	(177,137)

Adjustment to reconcile net loss to net cash used in operating activities

Amortization	1,590	287	2,512	573

Changes in operating assets and liabilities

Amounts receivable	(10,817)	(1,197)	(7,777)	(1,225)
Prepaid expenses and deposits	(2,909)	(1,198)	(27,671)	5,802
Cheques issued in excess of funds on deposit	–	438	(830)	438
Accounts payable and accrued liabilities	(29,292)	5,844	(15,582)	16,903
Due to related parties	53,375	18,658	133,832	24,990

Net Cash Used in Operating Activities	(52,640)	(49,017)	(46,006)	(129,656)

Investing Activities

Deferred acquisition costs	–	–	(5,456)	–
Acquisition of property and equipment	(4,453)	–	(4,453)	–

Net Cash Used in Investing Activities	(4,453)	–	(9,909)	–

Financing Activities

Proceeds from loans payable	70,409	–	70,409	–
Issuance of common shares, net of costs	–	47,700	–	53,700

Net Cash Provided By Financing Activities	70,409	47,700	70,409	53,700

Change in Cash	13,316	(1,317)	14,494	(75,956)

Cash - Beginning of Period	1,178	1,317	–	75,956

Cash - End of Period	14,494	–	14,494	–

Supplemental Disclosures

Interest paid	–	–	–	–
Income taxes paid	–	–	–	–

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Bi-Optic Ventures Inc. (the “Company”) was incorporated in the Province of British Columbia, Canada on May 31, 1984. The Company filed a 10-SB Registration Statement with the U.S. Securities Exchange Commission in 2003. On March 22, 2007, the Company entered into an agreement to acquire Pacific Bio-Pharmaceuticals, Inc. (“Pacific”). See Note 5.

The Company is in the earliest development stage. In a development stage company, management devotes most of its activities in evaluating various business opportunities. The ability of the Company to emerge from the development stage is dependent upon its successful efforts in evaluating and acquiring or developing a business opportunity, raising additional equity financing and/or generating significant revenue. There is no guarantee that the Company will be able to raise enough equity to develop and implement a business plan. As at August 31, 2007, the Company has a working capital deficit of $198,316, has incurred operating losses since inception totalling $3,944,961 and has not generated any revenues since its inception. Based on the above factors, there is substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Summary of Significant Accounting Policies (continued)

(d)

Property and Equipment

Property and equipment is recorded at cost. Amortization is computed on a declining balance basis at the following rates:

Computer equipment

30%

Furniture and equipment

20%

Leasehold improvements

5 years straight line

(e)

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(f)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

(g)

Financial Instruments

The carrying values of cash, amounts receivable, accounts payable, accrued liabilities and due to related parties approximate their fair values due to the relatively short maturity of these instruments.

(h)

Foreign Currency Translation

The Company’s functional and reporting currency is the Canadian dollar. Occasional transactions may occur in U.S. dollars and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(i)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2007 and 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(j)

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

(k)

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

(l)

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

3.

Property and Equipment

	Cost $	Accumulated Amortization $	August 31, 2007 Net Carrying Value $	February 28, 2007 Net Carrying Value $

Computer equipment	16,787	6,734	10,053	7,374
Furniture and equipment	6,932	5,832	1,100	1,223
Leasehold improvements	6,157	1,231	4,926	5,541

	29,876	13,797	16,079	14,138

4.

Related Party Transactions

(a)

For the six months ended August 31, 2007, the Company paid or accrued $15,000 (2006 - $15,000) in management fees to a company controlled by the President of the Company.

(b)

For the six months ended August 31, 2007, the Company paid $15,000 (2006 - $15,000) in rent to a company controlled by the President of the Company.

(c)

For the three months ended August 31, 2007, the Company paid $9,000 (2006 - $9,000) in professional fees to a company controlled by a director.

(d)

As at August 31, 2007, an amount of $45,768 (February 28, 2007 - $8,186) is owed to the President of the Company and is without interest, unsecured and due on demand.

(e)

As at August 31, 2007, an amount of $109,250 (February 28, 2007 - $13,000) is owed to companies controlled by the President of the Company and is without interest, unsecured and due on demand.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

5.

Commitments

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

On June 1, 2007, the Company announced it had terminated its previous sponsorship agreement with Gateway Securities Inc. The Company has entered into a new sponsorship agreement with Global Maxfin Capital Inc. (“Global”). Global has, subject to completion of satisfactory due diligence, agreed to act as sponsor to the Company in connection with the acquisition of Pacific. Under the terms of the sponsorship agreement, Global will be paid $15,000 plus reimbursement for its reasonable out-of-pocket expenses and disbursements including legal fees incurred.

The Company also changed the terms of the private placement as disclosed above. The new private placement will be a non-brokered placement of up to 4,000,000 units at a price of $0.50 per unit for gross proceeds of up to $2,000,000. Each unit will consist of one common share and one-half transferable share purchase warrant. Each whole purchase warrant will be exercisable into one common share for a period of one year from closing at a price of $0.65 per share.

An additional finder’s fee of cash and share purchase warrants, in accordance with Exchange policies, will be paid on a portion of the placement.

On August 31, 2007, the Company advanced $10,726 (US$10,000) to Pacific which is non-interest bearing, unsecured and due on demand.

6.

Loans Payable

During the three months ended August 31, 2007, the Company received loan proceeds of $60,000 and $10,409 (US$10,000) from a non-related third party. The loans bear interest at 1.5% per month, are secured by promissory notes and are due on demand. If the acquisition of Pacific is completed, the Company is obligated to issue a total of 28,000 common shares to the lender.

7.

Subsequent Event

On September 1, 2007, the Company received loan proceeds of $75,000 from the spouse of the President of the Company. The loan bears interest at 1.5% per month, is secured by a promissory note and is due on demand. If the acquisition is completed, the Company is obligated to issue 30,000 common shares to the lender.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 8/31/2007 had an accumulated deficit of ($3,944,961).

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

Operating Expenses for the Six Months Ended 8/31/2007 were $130,490 [compared to $177,137 for the same period last year] which included consulting/management fees of $39,107 (2006 = $56,266), office/rent/ telephone of $31,820 (2006 = $24,023), professional fees of $28,464 (2006 = $39,195), and travel/promotion expenses of $17,735 (2006 = $44,275).  The reported decrease was related to the current pending status of a potential acquisition versus last year’s extensive search for, the negotiations with, and due diligence on potential acquisitions.  Net Loss for the Six Months was ($130,490) vs. ($177,137).  Loss Per Share was ($0.01) vs ($0.02).

Liquidity and Capital Resources

The Company had a working capital deficit of ($198,316) at 8/31/2007, compared to a working capital deficit of ($60,429) at 2/28/2007.  However, on 9/1/2007, the Company received loan proceeds of $75,000 from a related party.  Cash Used by Operating Activities was ($46,006), including the ($130,490) Net Loss; $81,972 net changes in operating assets/liabilities was the significant adjustment; much of this was the $133,832 in “due to related parties” regarding advances and loans made to the Company, and the ($27,671) increase in “pre-paid expenses” regarding advances to various parties in connection with due diligence and sponsorship expenses with respect to the Company’s proposed acquisition of Pacific Bio-Pharmaceuticals, Inc.  Net Cash Provided by Financing Activities and Net Cash Used in Investing Activities was $70,409 in proceeds from loans payable.  Net Cash Used by Investing Activities was $9,909.

ITEM 3.  CONTROLS AND PROCEDURES

At the end of second fiscal quarter ended 8/31/2007 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s Fiscal Quarter Ended August 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

         c.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary.

ITEM 5.  OTHER INFORMATION

         a.  Reports on Form 8-K:

             1.  Form 8-K filed 8/24/2007 regarding 6/1/2007 Press Release discussing FD Disclosure regarding “Termination of

                 Sponsorship Agreement” and “Amended Private Placement”

             2.  Form 8-K filed 7/27/2007 regarding FD Disclosure regarding

                 “Postponement of Extra-Ordinary General Meeting of

                  Shareholders”

             3.  Form 8-K filed 7/16/2007 regarding 7/3/2007 Press Release discussing FD Disclosure regarding “Negotiation of Bridge

                 Loan”

             4.  Form 8-K filed 7/16/2007 regarding 6/20/2007

                 “Notice and Record Date” discussing FD Disclosure

                 regarding upcoming AGM.

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: October 11, 2007         /s/ Harry Chew

                                Harry Chew, President/Director