Form 10QSB
period 2007-11-30
BI-OPTIC VENTURES INC
filed 2008-01-22
CIK 1168960

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2010 Estimated average burden hours per response 182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  November 30, 2007

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-49685

Bi-Optic Ventures Inc.

(Exact name of small business issuer as specified in its charter)

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

State the number of shares outstanding of each of the issuer's classes of common stock as of 12/31/2007:  10,012,235 Common Shares w/o par value

Transitional Small Business Disclosure Format (Check one):Yes ___  No xxx

SEC 2334 (06-07)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	November 30,	February 28,
	2007 $ (unaudited)	2007 $
Assets

Current Assets

Cash	14,610	-
Amounts receivable	2,515	6,642
Advances to Pacific Bio-Pharmaceuticals, Inc. (Note 4)	29,065	-
Advances to related party (Note 4)	3,582
Prepaid expenses	20,421	5,921

Total Current Assets	70,193	12,563

Property and Equipment (Note 3)	15,157	14,138

Deferred Acquisition Costs (Note 5)	5,456	-

Total Assets	90,806	26,701

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank indebtedness	-	830
Accounts payable	40,021	49,376
Accrued liabilities	-	1,600
Interest payable (Note 6)	7,280	-
Loans payable (Note 6)	200,007	-
Due to related parties (Note 4)	126,727	21,186

Total Liabilities	374,035	72,992

Stockholders’ Deficit

Common Stock: Unlimited common shares authorized without par value; 10,012,235 shares issued and outstanding	3,768,180	3,768,180

Deficit Accumulated During the Development Stage	(4,051,409)	(3,814,471)

Total Stockholders’ Deficit	(283,229)	(46,291)

Total Liabilities and Stockholders’ Deficit	90,806	26,701

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

(unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to November 30,	Three months ended November 30,		Nine months ended November 30,
	2007 $	2007 $	2006 $	2007 $	2006 $

Revenue	–	–	–	–	–

Expenses

Acquisition costs written off	347,815	–	–	–	–
Amortization	13,117	922	1,072	3,434	1,645
Bad debts	20,658	–	–	–	–
Consulting and management fees (Note 4(a))	611,189	34,028	26,810	73,135	83,076
Investor and public relations	88,155	1,287	1,200	4,516	3,900
Office, rent and telephone (Note 4(b))	364,323	20,466	13,597	52,285	37,617
Professional fees (Note 4(c))	535,740	45,961	35,399	74,426	74,594
Transfer agent and regulatory fees	100,486	1,884	2,978	9,507	13,085
Travel and promotion	298,717	1,900	17,173	19,635	61,449

Total Expenses	2,380,200	106,448	98,229	236,938	275,366

Loss from Operations	(2,380,200)	(106,448)	(98,229)	(236,938)	(275,366)

Other Income
Write-off of accounts payable	49,341	–	–	–	–
Interest and other income	13,729	–	–	–	–

Total Other Income	63,070	–	–	–	–

Net Loss Before Discontinued Operations	(2,317,130)	(106,448)	(98,229)	(236,938)	(275,366)

Loss from Discontinued Operations	(1,734,279)	–	–	–	–

Net Loss for the Period	(4,051,409)	(106,448)	(98,229)	(236,938)	(275,366)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	(0.02)	(0.03)

Weighted Average Shares Outstanding		10,012,200	9,890,000	10,012,200	9,190,000

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

(unaudited)

	Three months ended November 30,		Nine months ended November 30,
	2007 $	2006 $	2007 $	2006 $

Cash Flows To Operating Activities

Net loss for the period	(106,448)	(98,229)	(236,938)	(275,366)

Adjustment to reconcile net loss to net cash used in operating activities

Amortization	922	1,072	3,434	1,645

Changes in operating assets and liabilities

Amounts receivable	1,178	(4,533)	4,127	(5,758)
Advances to related party	(21,921)		(32,647)
Prepaid expenses	28,599	732	(14,500)	6,534
Accounts payable and accrued liabilities	5,951	(4,625)	(10,956)	12,278
Interest payable	5,955	–	7,280	–
Due to related parties	(28,290)	(24,187)	105,542	803

Net Cash Used In Operating Activities	(114,054)	(129,770)	(174,658)	(259,864)

Investing Activities

Deferred acquisition costs	–	–	(5,456)	–
Acquisition of property and equipment	–	(12,527)	(4,453)	(12,527)

Net Cash Used in Investing Activities	–	(12,527)	(9,909)	(12,527)

Financing Activities

Loans	129,598	–	200,007	–
Issuance of common shares, net of costs	–	222,000	–	275,700

Net Cash Provided By Financing Activities	129,598	222,000	200,007	275,700

Increase in Cash	15,544	79,703	15,440	3,309

Cash - Beginning of Period	(934)	(438)	(830)	75,956

Cash - End of Period	14,610	79,265	14,610	79,265

Supplemental Disclosures

Interest paid	–	–	–	–
Income taxes paid	–	–	–	–

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

1.

Nature of Operations

Bi-Optic Ventures Inc. (the “Company”) was incorporated in the Province of British Columbia, Canada on May 31, 1984. The Company filed a 10-SB Registration Statement with the U.S. Securities Exchange Commission in March 2003. On March 22, 2007, the Company entered into an agreement to acquire Pacific Bio-Pharmaceuticals, Inc. (“Pacific”). See Note 5.

The Company a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. In a development stage company, management devotes most of its activities in evaluating various business opportunities. The ability of the Company to emerge from the development stage is dependent upon its successful efforts in evaluating and acquiring or developing a business opportunity, raising additional equity financing and/or generating significant revenue. There is no guarantee that the Company will be able to raise enough equity to develop and implement a business plan. As at November 30, 2007, the Company has a working capital deficit of $303,842, has incurred operating losses since inception totalling $4,051,409 and has not generated any revenues since its inception. Based on the above factors, there is substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

(a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in Canadian dollars. The Company’s fiscal year-end is February 28.

(b)

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

(c)

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

(d)

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

(f)

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

(g)

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

(h)

Financial Instruments

The carrying values of cash, amounts receivable, accounts payable, accrued liabilities, interest payable, and amounts due from and to related parties approximate their fair values due to the relatively short maturity of these instruments.

(i)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2007 and 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(l)

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement had no material effect on the Company’s reported financial position or results of operations.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

(a)

Recently Issued Accounting Pronouncements (continued)

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

(k)

Recently Adopted Accounting Pronouncements

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

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

3.

Property and Equipment

	Cost $	Accumulated Amortization $	November 30, 2007 Net Carrying Value $ (unaudited)	February 28, 2007 Net Carrying Value $

Computer equipment	16,787	7,287	9,500	7,373
Furniture and equipment	6,932	5,893	1,039	1,223
Leasehold improvements	6,157	1,539	4,618	5,542

	29,876	14,719	15,157	14,138

4.

Related Party Transactions

(a)

For the nine months ended November 30, 2007, the Company paid or accrued $22,500 (2006 - $22,500) in management fees to a company controlled by the CFO of the Company.

(b)

For the nine months ended November 30, 2007, the Company paid or accrued $22,500 (2006 - $22,500) in rent to a company controlled by the CFO of the Company.

(c)

For the nine months ended November 30, 2007, the Company paid or accrued $18,000 (2006 - $18,000) in professional fees to a company controlled by a director.

(d)

For the nine months ended November 30, 2007, the Company accrued $3,225 (2006 - $Nil) in consulting fees to a company controlled by the President of the Company.

(e)

As at November 30, 2007, an amount of $29,065 (February 28, 2007 - $Nil) was advanced to Pacific Bio-Pharmaceuticals, Inc. See Note 5.

(f)

As at November 30, 2007, an amount of $3,582 (February 28, 2007 - $Nil) was advanced as a prepayment of expenses to a company controlled by two directors of the Company.

(g)

As at November 30, 2007, an amount of $268 (February 28, 2007 - $8,186) is owed to the CFO of the Company and is without interest, unsecured and due on demand.

(h)

As at November 30, 2007, an amount of $9,500 (February 28, 2007 - $Nil) is owed to the spouse of the CFO of the Company and is without interest, unsecured and due on demand.

(i)

As at November 30, 2007, an amount of $3,640 (February 28, 2007 - $Nil) is owed to a company controlled by the President of the Company and is without interest, unsecured and due on demand.

(j)

As at November 30, 2007, an amount of $111,200 (February 28, 2007 - $13,000) is owed to companies controlled by the CFO of the Company and is without interest, unsecured and due on demand.

(k)

As at November 30, 2007, an amount of $2,120 (February 28, 2007 - $Nil) is owed to a director of the Company and is without interest, unsecured and due on demand.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

5.

Pending Business Acquisition

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

The Company has entered into a sponsorship agreement with Global Maxfin Capital Inc. (“Global”).  Global has agreed to act as sponsor to the Company in connection with the acquisition of Pacific. Under the terms of the sponsorship agreement, Global will be paid $15,000 plus reimbursement for its reasonable out-of-pocket expenses and disbursements including legal fees incurred.

The Company will complete a non-brokered private placement of up to 4,000,000 units at a price of $0.50 per unit for gross proceeds of up to $2,000,000.  Each unit will consist of one common share and one-half transferable share purchase warrant.  Each whole purchase warrant will be exercisable into one common share for a period of one year from closing at a price of $0.65 per share. An additional finder’s fee of cash and share purchase warrants, in accordance with Exchange policies, will be paid on a portion of the placement.

Concurrently with the closing, the Company will change its name to "Pacific Bio-Pharmaceuticals International Inc.", or such other name as may be determined by the directors, subject to TSX Venture Exchange (the “Exchange”) and shareholder approval. The Company has advanced $29,065 to Pacific Bio-Pharmaceuticals, Inc. on a demand loan basis without interest. A finder’s fee of 500,000 common shares will be payable by the Company on closing of the Acquisition subject to Exchange approval.

6.

Loans Payable

The Company received $200,007; of this amount $80,000 is due to the spouse of a director. The loan will be repayable upon demand and bear interest at a rate of 1.5% per month. A total of $7,280 of interest has been accrued at November 30, 2007. The Company will issue 80,000 common shares on completion of the Acquisition in addition to full repayment of the loan plus accrued interest.  A cash finders’ fee of 7% has been accrued on a portion of the Bridge to an arm’s length party.  The proceeds of the loan are being used for general working capital purposes and expenses associated with completing the Acquisition.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR

         PLAN OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements, principally in ITEM #2, “Management’s Discussion and Analysis of Financial Condition or Plan of Operations”.  These statements may be identified by the use of words like “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends.  In particular, these include statements about the Company’s strategy for growth, property exploration, mineral prices, future performance or results of current or anticipated mineral production, interest rates, foreign exchange rates, and the outcome of contingencies, such as acquisitions and/or legal proceedings.

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties.  Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, among other things, the factors discussed in this Quarterly Report under ITEM #3, “Key Information, Risk Factors” and factors described in documents that we may furnish from time to time to the Securities and Exchange Commission.  We undertake no obligation to update publicly or revise any forward-looking statements because of new information, future events or otherwise.

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 11/30/2007 had an accumulated deficit of (4,051,409).

Effective 11/14/2007, Dr. Linda J. Allison was appointed President & Chief Executive Officer of the Company.  Harry Chew stepped down as President/CEO to facilitate the appointment of Dr. Allison.  Mr. Chew was appointed to the position of Co-Chairman and continued as Chief Financial Officer.  In addition, Dr. Terrance G. Owen, President & Chief Executive Officer of ALDA Pharmaceuticals, was appointed as Co-Chairman of the Company.

On 3/22/2007 the Company entered into an agreement with Pacific Bio-Pharmaceuticals, Inc. (“Pacific”), PRB Pharmaceuticals, Inc. ("PRB"), and all of the shareholders of Pacific pursuant to which the Company has agreed to acquire all of the issued and outstanding shares and share purchase warrants of Pacific in exchange for one common share and one share purchase warrant of the Company, as applicable (the "Acquisition").  The Company has agreed to issue a maximum of 20,000,000 common shares and 2,500,000 share-purchase warrants to acquire Pacific, assuming the completion of Pacific's planned private placement financing prior to the closing of the Acquisition.  Pacific is a privately-held Nevada corporation with offices in California that holds rights, directly and through a license from PRB, to certain biopharmaceutical technologies that have demonstrated potential effectiveness against several influenza strains.  Provisional patent applications have been made in the United States for certain aspects of the technologies.

The Company has entered into a sponsorship agreement with Global Maxfin Capital Inc. (“Global”).  Global has agreed to act as sponsor to the Company in connection with the acquisition of Pacific.  Under the terms of the sponsorship agreement, Global will be paid $15,000 plus reimbursement for its reasonable out-of-pocket expenses and disbursements including legal fees incurred.

The Company plans to complete a non-brokered private placement of up to 4,000,000 units at a price of $0.50 per unit for gross proceeds of up to $2,000,000.  Each unit would consist of one common share and one-half transferable share purchase warrant.  Each whole purchase warrant would be exercisable into one common share for a period of one year from closing at a price of $0.65 per share.  An additional finder’s fee of cash and share purchase warrants, in accordance with Exchange policies, would be paid on a portion of the placement.

Concurrently with the closing, the Company anticipates changing its name to "Pacific Bio-Pharmaceuticals International Inc.", or such other name as may be determined by the directors, subject to TSX Venture Exchange and shareholder approval.  The Company has advanced $29,065 to Pacific Bio-Pharmaceuticals, Inc. on a demand loan basis without interest.  A finder’s fee of 500,000 common shares would be payable by the Company on closing of the Acquisition subject to TSX Venture Exchange approval.

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

Operating Expenses for the Nine Months Ended 11/30/2007 were $236,938 [compared to $275,366 for the same period last year] which included professional fees of $74,426 (2006 = $74,594), consulting/management fees of $73,135 (2006 = $83,076), office/rent/ telephone of $52,295 (2006 = $37,617), and travel/promotion expenses of $19,635 (2006 = $61,449).  The reported decrease was related to the current pending status of a potential acquisition versus last year’s extensive search for, the negotiations with, and due diligence on potential acquisitions.  Net Loss for the Nine Months was ($236,938) vs. ($275,366).  Loss Per Share was ($0.02) vs ($0.03).

Liquidity and Capital Resources

The Company had a working capital deficit of ($303,832) at 11/30/2007, compared to a working capital deficit of ($60,429) at 2/28/2007.  Cash Used by Operating Activities was ($174,658), including the ($236,938) Net Loss; $58,846 net changes in operating assets/liabilities was the significant adjustment; much of this was the $105,542 in “due to related parties” regarding advances and loans made to the Company, and the ($32,647) advances to various related parties in connection with due diligence and sponsorship expenses with respect to the Company’s proposed acquisition of Pacific Bio-Pharmaceuticals, Inc.  Net Cash Used by Investing Activities was ($9,909).  Net Cash Provided by Financing Activities and Net Cash Used in Investing Activities was $200,007 in proceeds from loans payable.

ITEM 3.  CONTROLS AND PROCEDURES

At the end of third fiscal quarter ended 11/30/2007 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s Fiscal Quarter Ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 3A(T).  CONTROLS AND PROCEDURES

             Not Applicable

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

         c.  No Disclosure Necessary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary.

ITEM 5.  OTHER INFORMATION

         a.  Reports on Form 8-K:

             1.  Form 8-K filed 11/15/2007 regarding 11/14/2007 Press

                 Release discussing FD Disclosure regarding

                 “the appointment of Dr. Linda J. Allison as

                 President & CEO of the Company”.

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

Bi-Optic Ventures Inc. -– SEC File No. 0-49685

Registrant

Date: January 14, 2008      /s/ Dr. Linda J. Allison____________________

                            Dr. Linda J. Allison, President/CEO/Director