Form 10KSB
period 2008-02-29
BI-OPTIC VENTURES INC
filed 2008-05-29
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

         Fiscal Year Ended February 29, 2008

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (OTCBB).   May 22, 2008  =  US$921,900

Common Shares outstanding at May 22, 2008:  10,012,235 shares

Index to Exhibits on Page 21

Bi-Optic Ventures Inc.

Form 10-KSB Annual Report

Fiscal Year Ended February 29, 2008

TABLE OF CONTENTS

                                                                          Page

PART I

PART II

Item 8.  Changes in and Disagreements with Accountants

         on Accounting and Financial Disclosure...........................  14

Item 8A.  Controls and Procedures.........................................  14

Item 8B.  Other Information...............................................  14

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

        Compliance With Section 16(a) of the Exchange Act.................  15

Item 10.  Executive Compensation..........................................  18

Item 11.  Security Ownership of Certain Beneficial Owners and Management

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

Bi-Optic Ventures Inc. (hereinafter is also referred to as the “Company” and/or the “Registrant”) for during the last fiscal year had no material business activity.  On 3/22/2007 the Company entered into an agreement with Pacific Bio-Pharmaceuticals, Inc. (“Pacific”), PRB Pharmaceuticals, Inc. ("PRB"), and all of the shareholders of Pacific pursuant to which the Company has agreed to acquire all of the issued and outstanding shares and share purchase warrants of Pacific in exchange for one common share and one share purchase warrant of the Company, as applicable (the "Acquisition").  On 5/23/2008, the Company announced its intention not to proceed with the acquisition or a planned private placement.

The Company's principal office is located at:

 #1518 - 1030 West Georgia Street, Vancouver, British Columbia, Canada  V6E 2Y3

 Telephone: 604-689-2646

 Facsimile: 604-689-1289

The contact person is Harry Chew, President/CEO/CFO and Director.

The Company’s authorized capital includes an unlimited number of common shares without par value.  As of 2/29/2008, there were 10,012,235 common shares outstanding.  As of 5/22/2008, there were 10,012,235 common shares outstanding.

The Company's common shares are listed on the NEX Board of the TSX Venture Exchange in Canada with the symbol “BOV.H”.  The Company's common shares are listed on the OTC Bulletin Board in the United States with the symbol “BOVKF.OB”.

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

On 3/22/2007, the Company agreed to acquire Pacific Bio-Pharmaceuticals, Inc. through the issuance of a maximum of 20,000,000 common shares and 2,500,000 warrants.  The Company also announced two planned private placements intended to raise up to $2 million dollar through the issuance of 4,00,000 units.  Also, the Company announced plans, pending completion of the acquisition, to name new officers/directors and to change the corporate name.  On 5/23/2008, the Company announced its intention not to proceed with the acquisition, private placement or name change.

Business

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

In April 2008, Linda Allison resigned as President/CEO.  In April 2008, Harry Chew was appointed President/CEO and resigned as Co-Chairman; he retained his position as CFO and as a Director.  Terrance G. Owens was appointed Chairman of the Board.

On 3/22/2007 the Company entered into an agreement with Pacific Bio-Pharmaceuticals, Inc. (“Pacific”), PRB Pharmaceuticals, Inc. ("PRB"), and all of the shareholders of Pacific pursuant to which the Company has agreed to acquire all of the issued and outstanding shares and share purchase warrants of Pacific in exchange for one common share and one share purchase warrant of the Company, as applicable (the "Acquisition").  On 5/23/2008, the Company announced its intention not to proceed with the acquisition, private placement or name change.

Employees

As of 5/23/2008, the Company had two employees.  Its two executive officers have been responsible for the operations of the Company on a consulting basis.

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

TSX Venture Exchange - NEX Board

Common Shares Trading Activity

______________________________________________________________________________

______________________________________________________________________________

Fiscal Quarter

Ended                                      Volume     High     Low    Closing

-----------------------------------------------------------------------------

 2/29/2008                                      0      ---     ---        ---

11/30/2007                                      0      ---     ---        ---

 8/31/2007                                      0      ---     ---        ---

 5/31/2007                                      0      ---     ---        ---

 2/28/2007                                      0      ---     ---        ---

11/30/2006                                      0      ---     ---        ---

 8/31/2006                              1,165,650    $0.50   $0.37      $0.42

 5/31/2006                              1,066,750    $0.80   $0.28      $0.40

______________________________________________________________________________

______________________________________________________________________________

The Company's common shares were listed on the NASD Electronic OTC Bulletin Board under the symbol "BOVKF.OB" in April 2003.

Table No. 2 lists the volume of trading and high, low and closing sales prices on the NASD Electronic OTC Bulletin Board for the Company's common shares for: the last seven fiscal quarters.  Trading started on 6/19/2003.  On 5/22/2008, the closing price was US$0.10.

Table No. 2

NASD Electronic Bulletin Board

Common Shares Trading Activity

______________________________________________________________________________

______________________________________________________________________________

    Fiscal                                                              Prices

   Quarter                                                          US Dollars

     Ended                                 Volume     High     Low     Closing

------------------------------------------------------------------------------

 2/28/2008                                289,400    $0.36   $0.11       $0.25

11/30/2007                                 38,300     0.36    0.25        0.36

 8/31/2007                                193,500     0.27    0.25        0.25

 5/31/2007                              1,119,500     0.41    0.27        0.27

 2/28/2007                                369,000    $0.48   $0.30       $0.39

11/30/2006                                505,125     0.40    0.23        0.40

 8/31/2006                                331,600     0.54    0.32        0.35

 5/31/2006                                 96,800     0.63    0.38        0.49

______________________________________________________________________________

______________________________________________________________________________

Share Purchase Warrants

On 9/20/2005, the Company closed a non-brokered private placement of 929,000 units at a price of $0.25 per unit, for gross proceeds of $232,250.  Each unit consisted of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder thereof to purchase an additional common share in the capital of the Company at an exercise price of $0.30 for a period of one year.  A 7% finders’ fee ($11,550) was paid on a portion of this private placement.  919,000 warrants were exercised during Fiscal 2007, raising $275,700.  The remaining 10,000 warrants expired unexercised.

Stock Options

The Company does not have a stock option plan in place currently.

No stock options were granted or exercised during Fiscal 2008 or Fiscal 2007.

As of 5/23/2008, no stock options were outstanding.

Holders

The Company's common shares are issued in registered form and the following information is taken from the records of Pacific Corporate Trust Company (located in Vancouver, British Columbia, Canada), the registrar and transfer agent for the common shares.

On 5/26/2008, the shareholders' list for the Company's common shares showed 46 registered shareholders and 10,012,235 common shares outstanding.  36 of these shareholders were Canadian residents, holding 9,618,239 shares representing about 96% of the issued and outstanding common shares.  Ten of these shareholders were U.S. residents, holding 393,996 shares representing about 4% of the issued and outstanding common shares.

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

  Fiscal 2008: none

  Fiscal 2009-to-date: none

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selected Financial Data

Selected financial data as shown in Table No. 4 for the Company for Fiscal 2008/2007 Ended February 28th was derived from the financial statements of the Company that have been audited by Manning Elliott LLP, Chartered Accountants, as indicated in their report included elsewhere in this Annual Report.  The selected financial data set forth for the Fiscal 2005/2004/2003 are derived from the Company's audited financial statements, not included herein.

The selected financial data should be read in conjunction with the financial statements and other financial data included elsewhere in this Annual Report.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the near future.

Table No. 4

Selected Financial Data

($ in 000’s, except share data)

___________________________________________________________________________________

___________________________________________________________________________________

                                  Year       Year       Year       Year       Year

                                 Ended      Ended      Ended      Ended      Ended

                             2/29/2008  2/28/2007  2/29/2006  2/28/2005  2/29/2004

-----------------------------------------------------------------------------------

Revenue                            $0          $0         $0         $0         $0

Operating Expenses              ($304)      ($408)     ($249)     ($293)     ($121)

Net Loss                        ($304)      ($408)     ($200)     ($293)     ($121)

Loss per Share                 ($0.03)     ($0.04)    ($0.02)    ($0.04)    ($0.02)

Dividends per Share             $0.00       $0.00      $0.00      $0.00      $0.00

Wtg. Avg. Shares (000’s)       10,012       9,546      8,556      6,726      4,864

Period-end Shares O/S          10,012      10,012      9,093      7,014      5,164

-----------------------------------------------------------------------------------

Working Capital (Deficit)       ($364)       ($60)       $81      ($186)     ($149)

Long-Term Debt/Loans Payable        0           0          0          0          0

Common Stock                    3,768       3,768      3,492      3,025      2,719

Stockholders’ Equity (Deficit)   (350)        (46)        86       (182)      (146)

Total Assets                      101          27         89          8         28

___________________________________________________________________________________

___________________________________________________________________________________

Plan Of Operations

Source of Funds for Fiscal 2009

The Company’s primary source of funds since incorporation has been through the issuance of common stock and loans.  The Company has had no revenue from operations to date and does not anticipate revenues in the foreseeable future.

The Company had a working capital deficit of $364,301 at 2/29/2008.  The Company has had discussions (refer ITEM #1, Description of Business, Proposed Private Placement) to with third parties about an additional equity offering and/or loans; but the talks as of 5/22/2008 were preliminary.

Use of Funds for Fiscal 2009

During Fiscal 2009, the Company estimates that it might expend $180,000 on general/administrative expenses; although, this figure is subject to uncertainties including possible acquisitions.  It is impossible to precisely estimate the probable capital expenditures associated with any possible acquisitions that might be consummated during Fiscal 2009.

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

Fiscal 2008: none

Fiscal 2009-to-date: none

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

On 3/22/2007, the Company agreed to acquire Pacific Bio-Pharmaceuticals, Inc.  The Company also announced two planned private placements intended to raise up to $2 million through the issuance of 4,000,000 units.  Also, the Company announced plans, pending completion of the acquisition, to name new officers/directors and to change the corporate name.  On 5/23/2008, the Company announced its intention not to proceed with the acquisition, private placement or name change.

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

On 9/20/2005, the Company closed a non-brokered private placement of 929,000 units at a price of $0.25 per unit, for gross proceeds of $232,250.  Each unit consisted of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder thereof to purchase an additional common share in the capital of the Company at an exercise price of $0.30 for a period of one year.  A 7% finders’ fee ($11,550) was paid on a portion of this private placement.  919,000 of the warrants were exercised, raising $275,700.

Fiscal 2008 Ended 2/29/2008

Working Capital deficit was ($364,301) at 2/29/2008

Working Capital deficit was ($60,429) at 2/28/2007

Working Capital was $81,278 at 2/28/2006.

Working Capital deficit was ($186,030) at 2/28/2005.

Working Capital deficit was ($148,876) at 2/29/2004.

Cash used in Fiscal 2008 Operating Activities totaled ($114,763), including the ($303,775) Net Loss; the only significant adjusting item was a $184,656 net change in operating assets and liabilities.  Cash used in Investing Activities was $4,453.  Cash provided by Financing Activities was $120,409 from proceeds of loans payable.

Fiscal 2007 Ended 2/28/2007

Working Capital deficit was ($60,429) at 2/28/2007

Working Capital was $81,278 at 2/28/2006.

Working Capital deficit was ($186,030) at 2/28/2005.

Working Capital deficit was ($148,876) at 2/29/2004.

Working Capital deficit was ($156,632) at 2/28/2003.

Cash used in Fiscal 2007 Operating Activities totaled ($339,130), including the ($407,597) Net Loss; the only significant adjusting item was a $65,750 net change in operating assets and liabilities.  Cash used in Investing Activities was $12,526.  Cash provided by Financing Activities was $275,700 for shares issued, pursuant to the exercise of warrants.

Results of Operations

Fiscal 2008 Ended 2/29/2008

The Company is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.

Operating Expenses for Fiscal 2007 ended 2/29/2008 were $303,775 compared to $407,597 for last year.  “Consulting/management fees” were modestly lower ($86,577 vs. $96,413): ($30,000 vs. $30,000) paid/accrued to Myntek Management Services Inc.; and ($56,577 vs. $66,413) paid to third parties, the increase relating to payments made to consultants for project investigation costs.  Professional fees” were much lower ($97,350 vs. $155,842): ($24,000 vs. $24,000) paid/accrued to Wynson Management Services Ltd.; and ($73,350 vs. $131,842) paid to third parties, the decrease was due to reduced legal fees relating to high due diligence costs last year for project investigation.  Travel/Promotion dropped significantly ($31,159 vs. $81,261) as a result of decreased travel to investigate possible projects for acquisition.

Net Loss for Fiscal 2008 was ($303,775).  Loss Per Share was ($0.03).

Fiscal 2007 Ended 2/28/2007

The Company was evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.

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

Net Loss for Fiscal 2007 was ($407,597).  Loss Per Share was ($0.04).

Off-Balance Sheet Arrangements

No Disclosure Necessary

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and notes thereto as required are attached hereto and found immediately following the text of this Annual Report.  The audit report of Manning Elliott LLP is included herein immediately preceding the audited financial statements.

Audited Financial Statements: Fiscal 2008/2007

Report of Independent Registered Public Accounting Firm, dated 5/23/2008

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statement of Stockholders’ Deficit

Notes to the Financial Statements

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         --- No Disclosure Necessary ---

ITEM 8A.  CONTROLS AND PROCEDURES

i. Disclosure Controls and Procedures

As of February 29, 2008, the Company’s chief executive officer, Linda Allison, and chief financial officer, Harry Chew, have evaluated and reviewed our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based upon this evaluation and review, the officers have concluded that the Company’s disclosure controls and procedures are effective and sufficient to comply with Rules 13a-15(c) and 15d-15(c) of the Securities Exchange Act of 1934.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ii. Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s framework for evaluating the effectiveness of its internal controls is based upon the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As at February 29, 2008, management assessed the effectiveness of our internal control over financial reporting and concluded that such internal control over financial reporting are effective and that there were no material weaknesses in our internal control over financial reporting.

iii. Attestation Report of Independent Registered Public Accounting Firm

     Not Applicable.

iv. Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended February 29, 2008, that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

During Fiscal 2008, the Company appointed a new Chief Financial Officer and also used the assistance of an independent third party consulting firm to review and implement various aspects of its internal controls.

ITEM 8B.  OTHER INFORMATION: No Disclosure Necessary

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Table No. 5 lists as of 5/23/2008 the names of the Directors of the Company.  The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

Table No. 5

Directors

______________________________________________________________________________

______________________________________________________________________________

                                                                    Date First

                                                                       Elected

Name                                                 Age          or Appointed

------------------------------------------------------------------------------

Harry Chew (1)                                        47         February 1999

Sonny Chew (1)                                        39             July 2000

Terrance G. Owen (1)                                  62        September 2006

------------------------------------------------------------------------------

(1) Members of the Audit Committee.

______________________________________________________________________________

______________________________________________________________________________

Table No. 6 lists as of 5/23/2008 the names of the Executive Officers of the Company.  The Executive Officers serve at the pleasure of the Board of Directors.

Table No. 6

Executive Officers

________________________________________________________________________________

________________________________________________________________________________

                                                                         Date of

Name                  Position                             Age    Board Approval

-----------------------------------------------------------------  -------------

Harry Chew (1)        President/CEO/CFO                     47     February 1999

Terrance G. Owen (2)  Chairman                              62       August 2002

Sonny Chew (3)        Corporate Secretary                   39     November 2007

--------------------------------------------------------------------------------

(1)  He spends about a third of his time on the affairs of the Company.

(2)  He spends about a quarter of his time on the affairs of the Company.

(3)  He spends about a quarter of his time on the affairs of the Company.

________________________________________________________________________________

________________________________________________________________________________

Board of Director Committees

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: Harry Chew, Sonny Chew, and Terrance Owen.  The Audit Committee met four times during Fiscal 2008.

Business Experience

Harry Chew is a graduate of Simon Fraser University in Burnaby, British Columbia and has been a Certified General Accountant since 1986.  He was President and a Director of the Company from 1999 until November 2007 when he relinquished the Presidency and was appointed Co-Chairman of the Board and Chief Financial Officer.  In April 2008, he was appointed President/CEO and relinquished the Co-Chairmanship.  He also is: President of Myntek Management Services Inc., since 1986, a private company providing management services; and President of the Pacific Paragon Group of Companies, since 1993, private companies providing management consulting services.  Mr. Chew currently is a director and/or officer of the following public Canadian companies: Pacific Paradym Energy Inc.; Avantec Technologies Inc.; Taipan Capital Corp., Cricket Capital Corp., and Weststar Resources Corp.  He devotes about one-third of his time to the affairs of the Company.  He lives in Vancouver, British Columbia, Canada.

Sonny Chew is a graduate of Simon Fraser University in Burnaby, British Columbia.  He has been a Director of the Company since 2000 and was appointed Corporate Secretary in November 2007.  He also is: President of Wynson Management Services Ltd., since 1992, a private management and bookkeeping consulting company; and Director of Finance and Administration of the Pacific Paragon Group of Companies, since 1993, a private company providing management consulting services.  Mr. Chew is a director and/or officer of these public Canadian companies: Cricket Capital Corp., Taipan Capital Corp., and Pacific Paradym Energy Inc.  He devotes about one-fourth of his time to the affairs of the Company.  He lives in Vancouver, British Columbia, Canada.

Terrance G. Owen obtained a Bachelor of Science (with honors) in Biology from the University of Victoria in 1968, a Masters degree in Biology from the University of New Brunswick in 1970, a Ph.D. in Zoology from the University of British Columbia in 1974 and a Masters in Business Administration from Simon Fraser University in British Columbia in 1991.  He was Corporate Secretary and a Director of the Company from August 2002 when he relinquished the Corporate Secretary position and was appointed Co-Chairman of the Board. In April 2008, he assumed the title of Chairman of the Board.  Mr. Owen is President and CEO of Alda Pharmaceuticals Corp., a British Columbia pharmaceutical corporation engaged in the development and commercialization of innovative infection control products based on its proprietary technology, Alda is listed on the TSX Venture Exchange.  He lives in New Westminister, British Columbia, Canada.

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

Material Changes To The Procedures By Which Security Holders May Recommend Nominees.  No Disclosure Necessary

Audit Committee Financial Expert

The Company does not have an ”audit committee financial expert” serving on its audit committee.  The Company’s Audit Committee consists of three directors, all of whom are both financially literate and very knowledgeable about the Company’s affairs.  Because the Company’s structure and operations are straightforward and the Company’s President/CEO/CFO, an audit committee member, has substantial financial and auditing expertise, the Company does not find it necessary to augment its Board with a formal financial expert.

Code of Ethics

On 5/2/2008, the Company adopted a written "code of ethical Conduct" that applied to all directors, officers and employees (the "Executive and Staff") of Bi-Optic Ventures Inc. (the “Company”).

This Code covers a wide range of financial and non-financial business practices and procedures.  This Code does not cover every issue that may arise, but it sets out basic principles to guide all Executive and Staff of the Company.  If a law or regulation conflicts with a policy in this Code, then personnel must comply with the law or regulation.  If any person has any questions about this Code or potential conflicts with a law or regulation, they should contact the Company's Board of Directors or Audit Committee.

All Executive and Staff should recognize that they hold an important role in the overall corporate governance and ethical standards of the Company.  Each person is capable and empowered to ensure that the Company's, its shareholders' and other stakeholders' interests are appropriately balanced, protected and preserved.  Accordingly, this Code provides principles to which all personnel are expected to adhere and advocate.  The Code embodies rules regarding individual and peer responsibilities, as well as responsibilities to the Company, the shareholders, other stakeholders, and the public generally

ITEM 10.  EXECUTIVE COMPENSATION

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2008, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

Total compensation paid/accrued (directly/indirectly) to all Officers/ Directors for Fiscal 2008 was $54,000, including $30,000 paid to Myntek Management Services Inc. and $24,000 paid to Wynson Management Services Ltd.; refer to ITEM 12.  No stock options/SARS were granted or exercised during the most recent fiscal year.  No other compensation was granted.

Management functions of the Company are not to any substantial degree performed by a person other than the directors or senior officers of the Company.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President/CEO/CFO/Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus reasonable expenses related to the performance of its duties.  For the year ended 2/28/2007, management fees in the amount of $30,000 were paid or accrued to Myntek Management Services Inc.

During Fiscal 2008, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.  The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2009 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds US$100,000 per Executive Officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is a publicly-owned corporation, the shares of which are owned by residents of the United States, Canada, and other countries.  The Company is not controlled directly/indirectly by another corporation/any foreign government.

Table No. 7 lists as of 5/23/2008 all persons/companies the Registrant is aware of as being the beneficial owner of 5% or more of the common stock of the Registrant.   It also lists all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group.  All Officer/Director addresses c/o Bi-Optic Ventures Inc.: 1030 West Georgia Street, Suite #1518, Vancouver, British Columbia  V6E 2Y3.

Table No. 7

Shareholdings of 5% Shareholders, Officers and Directors

______________________________________________________________________________

______________________________________________________________________________

Title                                               Amount and Nature  Percent

   of                                                   of Beneficial       of

Class    Name/Address of Beneficial Owner                   Ownership  Class #

------------------------------------------------------------------------------

Common   Harry Chew (2)                                       691,084     6.9%

Common   Sonny Chew                                           102,000     1.0%

Common   Terrance G. Owen                                           0     0.0%

Total Directors and Officers                                  793,084     7.9%

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

#  Based on 10,012,235 shares outstanding as of 5/23/2008.

_______________________________________________________________________________

_______________________________________________________________________________

Securities authorized for issuance under equity compensation plans.

 --- No Disclosure Necessary ---

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management functions of the Company are not to any substantial degree performed by a person other than the directors or senior officers of the Company.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President/CEO/CFO and a Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus reasonable expenses related to the performance of its duties.  For the fiscal years ended 2/28/2008 and 2/28/2007, management fees in the amount of $30,000 were paid or accrued in each year to Myntek Management Services Inc.

During Fiscal 2008, the Company paid rent of $30,000 (FY2007 = $30,000) to Pacific Paragon Investment Fund Ltd., a private company controlled 50% by the spouse of Harry Chew and 50% by Mrs. Jodie Nitta.

During Fiscal 2008, the Company paid $24,000 (FY2007 = $24,000) to Wynson Management Services Ltd., a private company controlled by Sonny Chew, Corporate Secretary and a Director of the Company, and his spouse, for bookkeeping and accounting services.

Other than described above, there have been no transactions since 2/28/2006, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

Director Independence

Of the three members of the Board of Directors, only Terrance Owen is independent.  Harry Chew is not independent by virtue of his position as President/CEO/CFO; and Sonny Chew is not independent by virtue of his position as Corporate Secretary and being the brother of Harry Chew.

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

31.  Rule 13a/15d-14(a) Certifications                                      attached

32.  Section 1350 Certifications                                            attached

99.  Additional Exhibits:  No Disclosure Necessary

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional accounting services were rendered by Manning Elliott LLP for Fiscal 2008 and Fiscal 2007.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and for the review of the financial statements, included in the Company’s quarterly reports on Form 10-QSB, for the fiscal years ended 2/29/2008 and 2/28/2007 were $13,700 and $10,000,respectively.

Audit Related Fees

The Company incurred $1,000 and nil fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $500 and $500 during the fiscal years ended 2/29/2008 and 2/28/2007, respectively, for professional services rendered by the Company’s principal accountant for tax compliance.

All Other Fees

The Company incurred no fees during the last two fiscal years for any other services rendered by the Company’s principal accountant.

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Bi-Optic Ventures Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Bi-Optic Ventures Inc. (A Development Stage Company) as of February 29, 2008 and February 28, 2007, and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from May 31, 1984 (Date of Inception) to February 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and Canadian generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bi-Optic Ventures Inc. (A Development Stage Company) as of February 29, 2008 and February 28, 2007, and the results of its operations and its cash flows for the years then ended and accumulated for the period from May 31, 1984 (Date of Inception) to February 29, 2008, in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 23, 2008

Bi-Optic Ventures Inc. (A Development Stage Company) Balance Sheets (expressed in Canadian dollars)
	February 29,	February 28,
	2008 $	2007 $

Assets

Current Assets

Cash	580	–
Amounts receivable	3,208	6,642
Advances to Pacific Bio-Pharmaceuticals, Inc. (Note 7)	65,447	–
Prepaid expenses	17,942	5,921

Total Current Assets	87,177	12,563

Property and Equipment (Note 3)	14,235	14,138

Total Assets	101,412	26,701

Liabilities and Stockholders’ Deficit

Current Liabilities

Cheques issued in excess of funds on deposit	–	830
Accounts payable	48,661	49,376
Accrued liabilities	5,956	1,600
Loans payable (Note 4)	119,796	–
Due to related parties (Note 5)	277,065	21,186

Total Liabilities	451,478	72,992

Contingencies (Note 1)
Subsequent Event (Note 8)

Stockholders’ Deficit

Common Stock: Unlimited common shares authorized without par value; 10,012,235 shares issued and outstanding	3,768,180	3,768,180

Deficit Accumulated During the Development Stage	(4,118,246)	(3,814,471)

Total Stockholders’ Deficit	(350,066)	(46,291)

Total Liabilities and Stockholders’ Deficit	101,412	26,701

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc. (A Development Stage Company) Statements of Operations (expressed in Canadian dollars)
	Accumulated from May 31, 1984 (Date of Inception) to February 29,	For the Years Ended

		February 29,	February 28,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

Acquisition costs written-off	347,815	–	–
Amortization	14,039	4,356	2,717
Bad debts	20,658	–	–
Consulting and management fees (Notes 5(a) and (d))	624,631	86,577	96,413
Investor and public relations	89,455	5,816	5,200
Office, rent and telephone (Note 5(b))	379,587	67,550	50,659
Professional fees (Note 5(c))	558,665	97,350	155,842
Transfer agent and regulatory fees	101,946	10,967	15,505
Travel and promotion	310,241	31,159	81,261

Total Expenses	2,447,037	303,775	407,597

Loss from Operations	(2,447,037)	(303,775)	(407,597)

Other Income

Accounts payable written-off	49,341	–	–
Interest and other income	13,729	–	–

Total Other Income	63,070	–	–

Net Loss Before Discontinued Operations	(2,383,967)	(303,775)	(407,597)

Loss from Discontinued Operations	(1,734,279)	–	–

Net Loss for the Period	(4,118,246)	(303,775)	(407,597)

Net Loss Per Share – Basic and Diluted		(0.03)	(0.04)

Weighted Average Shares Outstanding		10,012,235	9,546,000

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc. (A Development Stage Company) Statements of Cash Flows (expressed in Canadian dollars)
	Accumulated from May 31, 1984 (Date of Inception) to February 29,	For the Years Ended

		February 29,	February 28,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss for the period	(4,118,246)	(303,775)	(407,597)

Adjustments to reconcile net loss to net cash used in operating activities

Acquisition costs written-off	347,815	–	–
Amortization	15,641	4,356	2,717
Assets written-off	388,226	–	–
Bad debts	20,658	–	–

Changes in operating assets and liabilities

Amounts receivable	(23,866)	3,434	(4,868)
Advances to Pacific Bio-Pharmaceuticals, Inc.	(65,447)	(65,447)	–
Prepaid expenses	(17,942)	(12,021)	1,496
Cheques issued in excess of funds on deposit	–	(830)	830
Accounts payable and accrued liabilities	302,407	3,641	47,106
Due to related parties	277,065	255,879	21,186

Net Cash Used in Operating Activities	(2,873,689)	(114,763)	(339,130)

Investing Activities

Net cash used in discontinued operations	(362,241)	–	–
Acquisition of property and equipment	(29,875)	(4,453)	(12,526)

Net Cash Used in Investing Activities	(392,116)	(4,453)	(12,526)

Financing Activities

Proceeds from loans payable	120,409	120,409	–
Issuance of common shares	3,168,051	–	275,700
Share issuance costs	(21,462)	–	–
		–	–
Net Cash Provided by Financing Activities	3,266,998	120,409	275,700

Effect of Exchange Rate Changes on Cash	(613)	(613)	–

Change in Cash	580	580	(75,956)

Cash - Beginning of Period	–	–	75,956

Cash - End of Period	580	580	–

Non-cash Investing and Financing Activities

Shares issued to settle debt	247,791	–	–
Shares issued for finders’ fees	50,400	–	–
Shares issued to acquire mineral properties	275,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc. (A Development Stage Company) Statement of Stockholders’ Deficit From February 28, 2003 to February 29, 2008 (expressed in Canadian dollars)
	Common Stock		Common Stock	Deficit Accumulated During the Development
	Shares	Amount	Subscribed	Stage	Total
	#	$	$	$	$

Balance – February 28, 2003	4,364,235	2,639,192	–	(2,792,352)	(153,160)

Shares issued pursuant to the exercise of warrants at $0.10 per share	800,000	80,000	–	–	80,000

Share subscriptions received	–	–	48,400	–	48,400

Net loss for the year	–	–	–	(121,340)	(121,340)

Balance – February 29, 2004	5,164,235	2,719,192	48,400	(2,913,692)	(146,100)

Shares issued pursuant to a private placement at $0.16 per share	1,500,000	240,000	(48,400)	–	191,600

Shares issued pursuant to the exercise of warrants at $0.215 per share	350,000	75,250	–	–	75,250

Share issuance costs	–	(9,912)	–	–	(9,912)

Net loss for the year	–	–	–	(293,380)	(293,380)

Balance – February 28, 2005	7,014,235	3,024,530	–	(3,207,072)	(182,542)

Shares issued pursuant to a private placement at $0.25 per share	929,000	232,250	–	–	232,250

Shares issued pursuant to the exercise of warrants at $0.215 per share	1,150,000	247,250	–	–	247,250

Share issuance costs	–	(11,550)	–	–	(11,550)

Net loss for the year	–	–	–	(199,802)	(199,802)

Balance – February 28, 2006	9,093,235	3,492,480	–	(3,406,874)	85,606

Shares issued pursuant to the exercise of warrants at $0.30 per share	919,000	275,700	–	–	275,700

Net loss for the year	–	–	–	(407,597)	(407,597)

Balance – February 28, 2007	10,012,235	3,768,180	–	(3,814,471)	(46,291)

Net loss for the year	–	–	–	(303,775)	(303,775)

Balance – February 29, 2008	10,012,235	3,768,180	–	(4,118,246)	(350,066)

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

1.

Nature of Operations and Continuance of Business

The Company was incorporated in the province of British Columbia, Canada on May 31, 1984. The Company filed a 10-SB Registration Statement with the U.S. Securities Exchange Commission in 2003. The Company is a development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. The Company is currently evaluating various business opportunities.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 29, 2008, the Company has a working capital deficit of $364,301 and has accumulated losses of $4,118,246 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(f)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

(g)

Financial Instruments

The fair values of cash, amounts receivable, accounts payable, accrued liabilities, loans payable and due to related parties approximate their carrying values due to the relatively short maturity of these instruments.

(h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2008 and February 28, 2007, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(i)

Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

2.

Summary of Significant Accounting Policies (continued)

(j)

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

(k)

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB No. 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

2.

Summary of Significant Accounting Policies (continued)

(k)

Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's financial statements.

3.

Property and Equipment

	Cost $	Accumulated Amortization $	February 29, 2008 Net Carrying Value $	February 28, 2007 Net Carrying Value $

Computer equipment	16,787	7,840	8,947	7,373
Furniture and equipment	6,932	5,954	978	1,223
Leasehold improvements	6,157	1,847	4,310	5,541

	29,876	15,641	14,235	14,137

4.

Loans Payable

As at February 29, 2008, the Company owes $110,000 and $9,796 (US$10,000) to a non-related third party. The loan bears interest at a rate of 1.5% per month, is unsecured and due on demand. The Company was to issue 80,000 common shares on completion of the acquisition described in Note 7 in addition to full repayment of the loan plus accrued interest. A cash finders’ fee of 7% has been accrued on a portion of this loan.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

5.

Related Party Transactions

(a)

During the year ended February 29, 2008, the Company incurred $30,000 (year ended February 28, 2007 - $30,000) in management fees to a company controlled by the CFO of the Company.

(b)

During the year ended February 29, 2008, the Company incurred $30,000 (year ended February 28, 2007 - $30,000) in rent to a company controlled by the CFO of the Company.

(c)

During the year ended February 29, 2008, the Company incurred $24,000 (year ended February 28, 2007 - $24,000) in professional fees to a company controlled by a director.

(d)

During the year ended February 29, 2008, the Company incurred $32,533 (year ended February 28, 2007 - $Nil) in consulting fees to a company controlled by the President of the Company.

(e)

As at February 29, 2008, an amount of $2,955 (February 28, 2007 - $8,186) is due to the CFO of the Company and is without interest, unsecured and due on demand.

(f)

As at February 29, 2008, an amount of $111,510 (February 28, 2007 - $Nil) is owed to the spouse of the CFO of the Company. Of this amount, $80,000 bears interest at 1.5% per month. The entire balance is unsecured and due on demand. As at February 29, 2008, an amount of $6,000 (February 28, 2007 - $Nil) is owed to a company controlled by the spouse of the CFO of the Company and is without interest, unsecured and due on demand.

(g)

As at February 29, 2008, an amount of $25,300 (February 28, 2007 - $Nil) is owed to a company controlled by the President of the Company and is without interest, unsecured and due on demand.

(h)

As at February 29, 2008, an amount of $127,100 (February 28, 2007 - $13,000) is owed to companies controlled by the CFO of the Company and is without interest, unsecured and due on demand.

(i)

As at February 29, 2008, an amount of $4,200 (February 28, 2007 - $Nil) is owed to a director of the Company and is without interest, unsecured and due on demand.

6.

Income Taxes

The income tax benefit differs from the amount computed by applying the federal income tax rate of 34.12% to net loss before income taxes for the years ended February 29, 2008 and 2007 as a result of the following:

	Year Ended February 29, 2008 $	Year Ended February 28, 2007 $

Income tax benefit computed at the statutory rate	103,648	139,072

Permanent differences and other	225	2,183
Change in enacted tax rates	(129,484)	(21,389)
Net operating loss expired	(46,339)	(92,279)
Change in valuation allowance	71,950	(26,587)

Provision for income taxes	–

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

6.

Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities as at February 29, 2008 and February 28, 2007, after applying enacted corporate income tax rates, are as follows:

	February 29, 2008 $	February 28, 2007 $

Deferred income tax assets

Cumulative net operating losses	413,761	484,584
Property and equipment	843	1,970
Valuation allowance	(414,604)	(486,554)

Net deferred income tax asset	–	–

As at February 29, 2008, the Company has net operating losses carried forward of $1,591,389 which are available to offset future years’ taxable income. These losses expire as follows:

2009	$143,524
2010	128,547
2011	118,814
2015	286,814
2016	198,629
2027	408,015
2028	307,046

$1,591,389

7.

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

The Company entered into a sponsorship agreement with Global Maxfin Capital Inc. (“Global”). Global has agreed to act as sponsor to the Company in connection with the acquisition of Pacific. Under the terms of the sponsorship agreement, Global will be paid $15,000 plus reimbursement for its reasonable out-of-pocket expenses and disbursements including legal fees incurred.

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

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

7.

Pending Business Acquisition (continued)

Concurrently with the closing, the Company will change its name to "Pacific Bio-Pharmaceuticals International Inc.", or such other name as may be determined by the directors, subject to TSX Venture Exchange (the “Exchange”) and shareholder approval. The Company has advanced $65,447 to Pacific Bio-Pharmaceuticals, Inc. on a demand loan basis without interest. A finder’s fee of 500,000 common shares will be payable by the Company on closing of the Acquisition subject to Exchange approval.

8.

Subsequent Event

As of May 20, 2008, the Company is no longer proceeding with the acquisition of Pacific as described in Note 7.

SIGNATURE PAGE

Pursuant to the requirements of Section 12g of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for filing on Form 10-KSB and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bi-Optic Ventures Inc. --– SEC File #000-49685

Registrant

Dated: May 29, 2008   By /s/ Harry Chew

                             Harry Chew, President/CEO/CFO/Director

Dated: May 29, 2008   By /s/ Sonny Chew

                             Sonny Chew, Corporate Secretary/Director