Form 10-Q
period 2008-05-31
BI-OPTIC VENTURES INC
filed 2008-07-14
CIK 1168960

OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31 2008 Estimated average burden hours per response 192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  May 31, 2008

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-49685

Bi-Optic Ventures Inc.

(Exact Name of small business issuer in its charter)

            British Columbia, Canada                            N/A

  (Jurisdiction of Incorporation/Organization)           (IRS Tax ID No.)

1030 West Georgia Street #1518, Vancouver, British Columbia, Canada  V6E 2Y3

(Address of principal executive offices)

Issuer’s Telephone Number: 604-689-2646

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                                         Yes xxx   No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer [ ]                          Accelerated filer         [ ]

Non-accelerated filer   [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):               Yes xxx   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 6/30/2008:  10,012,235 Common Shares w/o par value

SEC 2334 (6-07) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS THREE MONTHS ENDED MAY 31, 2008

Bi-Optic Ventures Inc. (A Development Stage Company) Balance Sheets (expressed in Canadian dollars)
	May 31,	February 29,
	2008 $ (unaudited)	2008 $

Assets

Current Assets

Cash	107	580
Amounts receivable	2,541	3,208
Advances to Pacific Bio-Pharmaceuticals, Inc. (Note 6)	65,970	65,447
Prepaid expenses	17,917	17,942

Total Current Assets	86,535	87,177

Property and Equipment (Note 3)	13,207	14,235

Total Assets	99,742	101,412

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	69,846	48,661
Accrued liabilities	20,967	5,956
Loans payable (Note 4)	119,942	119,796
Due to related parties (Note 5)	300,424	277,065

Total Liabilities	511,179	451,478

Contingencies (Note 1)

Stockholders’ Deficit

Common Stock: Unlimited common shares authorized without par value; 10,012,235 shares issued and outstanding	3,768,180	3,768,180

Deficit Accumulated During the Development Stage	(4,179,617)	(4,118,246)

Total Stockholders’ Deficit	(411,437)	(350,066)

Total Liabilities and Stockholders’ Deficit	99,742	101,412

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc. (A Development Stage Company) Statements of Operations (expressed in Canadian dollars) (unaudited)
	Accumulated from May 31, 1984 (Date of Inception) to May 31,	Three Months Ended

		May 31,	May 31,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

Acquisition costs written-off	347,815	–	–
Amortization	15,067	1,028	922
Bad debts	20,658	–	–
Consulting and management fees (Notes 5(a))	642,223	17,592	14,330
Investor and public relations	90,855	1,400	1,300
Office, rent and telephone (Note 5(b))	373,474	10,848	13,236
Professional fees (Note 5(c))	574,165	15,500	24,320
Transfer agent and regulatory fees	104,062	2,116	1,930
Travel and promotion	313,937	3,696	9,865

Total Expenses	2,482,256	52,180	65,903

Loss from Operations	(2,482,256)	(52,180)	(65,903)

Other Income (Expense)

Accounts payable written-off	49,341	–	–
Interest expense	(26,152)	(9,191)	–
Interest and other income	13,729	–	–

Total Other Income (Expense)	36,918	(9,191)	–

Net Loss Before Discontinued Operations	(2,445,338)	(61,371)	(65,903)

Loss from Discontinued Operations	(1,734,279)	–	–

Net Loss for the Period	(4,179,617)	(61,371)	(65,903)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		10,012,235	10,012,235

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc. (A Development Stage Company) Statements of Cash Flows (expressed in Canadian dollars) (unaudited)
	Three Months Ended
	May 31,	May 31,
	2008	2007
	$	$

Operating Activities

Net loss for the period	(61,371)	(65,903)

Adjustments to reconcile net loss to net cash used in operating activities

Amortization	1,028	922
Foreign exchange translation loss	146	–

Changes in operating assets and liabilities

Amounts receivable	667	3,040
Advances to Pacific Bio-Pharmaceuticals, Inc.	(523)	–
Prepaid expenses	25	(24,762)
Cheques issued in excess of funds on deposit	–	(830)
Accounts payable and accrued liabilities	36,196	13,710
Due to related parties	23,359	80,457

Net Cash Used in Operating Activities	(473)	6,634

Investing Activities

Deferred acquisition costs	–	(5,456)

Net Cash Used in Investing Activities	–	(5,456)

Change in Cash	(473)	1,178

Cash - Beginning of Period	580	–

Cash - End of Period	107	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

1. Nature of Operations and Continuance of Business

The Company was incorporated in the province of British Columbia, Canada on May 31, 1984. The Company filed a 10-SB Registration Statement with the U.S. Securities Exchange Commission in 2003. The Company is a development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company is currently evaluating various business opportunities.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2008, the Company has a working capital deficit of $424,644 and has accumulated losses of $4,179,617 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in Canadian dollars. The Company has not produced any revenue and is a development stage company as defined by SFAS No. 7. The preparation of financial statements using Canadian generally accepted accounting principles would result in no material reconciling items other than presentation items.  The Company’s fiscal year-end is February 28.

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

(c) The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

(h) Financial Instruments

The fair values of cash, amounts receivable, accounts payable, accrued liabilities, loans payable and due to related parties approximate their carrying values due to the relatively short maturity of these instruments.

(i) Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2008 and 2007, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(j) Earnings (Loss) per Share

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

(l) Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

(expressed in Canadian dollars)

(unaudited)

2.  Summary of Significant Accounting Policies (continued)

(l) Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not expected have a material effect on the Company's financial statements.

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

3. Property and Equipment

	Cost $	Accumulated Amortization $	May 31, 2008 Net Carrying Value $	February 29, 2008 Net Carrying Value $

Computer equipment	16,787	8,511	8,276	8,947
Furniture and equipment	6,932	6,003	929	978
Leasehold improvements	6,157	2,155	4,002	4,310

	29,876	16,669	13,207	14,235

4. Loans Payable

As at May 31, 2008, the Company owes $110,000 and $9,942 (February 29, 2008 - $9,796) (US$10,000) to a non-related third party. The loan bears interest at a rate of 1.5% per month, is unsecured and due on demand. A cash finders’ fee of 7% has been accrued on a portion of this loan.

5. Related Party Transactions

(a) For the three months ended May 31, 2008, the Company paid or accrued $7,500 (2007 - $7,500) in management fees to a company controlled by the CFO of the Company.

(b) For the three months ended May 31, 2008, the Company paid or accrued $7,500 (2007 - $7,500) in rent to a company controlled by the CFO of the Company.

(c) For the three months ended May 31, 2008, the Company paid or accrued $6,000 (2007 - $6,000) in professional fees to a company controlled by a director.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

5. Related Party Transactions (continued)

(d) As at May 31, 2008, an amount of $Nil (February 29, 2008 - $2,955) is due to the CFO of the Company and is without interest, unsecured and due on demand.

(e) As at May 31, 2008, an amount of $133,890 (February 29, 2008 - $111,510) is owed to the spouse of the CFO of the Company. Of this amount, $80,000 bears interest at 1.5% per month. The entire balance is unsecured and due on demand. As at May 31, 2008, an amount of $6,000 (February 29, 2008 - $6,000) is owed to a company controlled by the spouse of the CFO of the Company and is without interest, unsecured and due on demand.

(f) As at May 31, 2008, an amount of $20,000 (included in accounts payable) (February 29, 2008 - $25,300 included in due to related parties) is owed to a company controlled by the former President of the Company and is without interest, unsecured and due on demand.

(g) As at May 31, 2008, an amount of $150,034 (February 29, 2008 - $127,100) is owed to companies controlled by the CFO of the Company and is without interest, unsecured and due on demand.

(h) As at May 31, 2008, an amount of $10,500 (February 29, 2008 - $4,200) is owed to a director of the Company and is without interest, unsecured and due on demand.

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

On May 20, 2008, the Company announced that it would no longer be proceeding with the acquisition of Pacific as described above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

         RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, principally in ITEM #2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  These statements may be identified by the use of words like “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends.  In particular, these include statements about the Company’s strategy for growth, property exploration, mineral prices, future performance or results of current or anticipated mineral production, interest rates, foreign exchange rates, and the outcome of contingencies, such as acquisitions and/or legal proceedings.

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties.  Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, among other things, the factors discussed in this Quarterly Report and factors described in documents that we may furnish from time to time to the Securities and Exchange Commission.  We undertake no obligation to update publicly or revise any forward-looking statements because of new information, future events or otherwise.

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 5/31/2008 had an accumulated deficit of ($4,179,617).

On 3/22/2007, the Company agreed to acquire Pacific Bio-Pharmaceuticals, Inc.; announced two planned private placements intended to raise up to $2 million through the issuance of 4,000,000 units’ and announced plans, pending completion of the acquisition, to name new officers/directors and to change the corporate name.

On 11/14/2007, associated with the planned acquisition, Dr. Linda Allison was named as President/CEO/Director.  Harry Chew stepped down as President/CEO to facilitate the appointment of Dr. Allison; Mr. Chew was appointed as Co-Chairman and CFO.  In addition, Dr. Terrance Owen, President/CEO/Director of ALDA Pharmaceuticals, was appointed as Co-Chairman of the Company.

Effective 4/11/2008, Dr. Allison resigned from the Company’s Board of Directors and as the President/CEO.  Harry Chew was appointed President/CEO in addition to his duties as Chief Financial Officer; he resigned as Co-Chairman of the Board.  Terrance G. Owens was appointed Chairman of the Board.

On 5/29/2008, following a year of due diligence and attempting to consummate the acquisition, the Company announced termination of its agreement to acquire Pacific Pharmaceuticals Inc.

Effective 6/18/2008, the Company agreed to a non-brokered private placement of up to 4,500,000 units at $0.11 per unit.  Each unit will consist of one common share and one non-transferable share purchase warrant.  Each warrant will entitle the holder thereof to purchase an additional common share in the capital of the Company at a price of $0.14 for a period of one year from the date of closing.  A 7% finder’s fee payable in cash will be paid to arm’s length parties on a portion of this private placement.  The Company intends to use the proceeds from this placement for the settlement of debts and for general working capital purposes.

Operating Expenses for the Three Months Ended 5/31/2008 were $52,180 compared to $65,903 for the same period last year, which included consulting/management fees of $17,592 (2007 = $14,330); professional fees of $15,500 (2007 = $24,320); office/rent/telephone of $10,848 (2007 = $13,236) and travel/promotion expenses of $3,696 (2007 = $9,865).  The reported decrease was related to the prior year’s extensive search for, the negotiations with, and due diligence on potential acquisitions.  Net Loss for the Three Months was ($61,371) vs. ($65,903).  Loss Per Share was ($0.01) vs ($0.01).

Liquidity and Capital Resources

The Company had a working capital deficit of ($424,644) at 5/31/2008, compared to a working capital deficit of ($364,301) at 2/28/2008.  Net Cash Used by Operating Activities was ($473), including the ($61,371) Net Loss; $59,724 net changes in operating assets/liabilities was the significant adjustment; much of this was the $23,359 in “due to related parties” regarding advances and loans made to the Company.  Net Cash Provided by Financing Activities and Net Cash Used in Investing Activities were $nil.  Net Cash Used by Investing Activities was $nil.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

At the end of first fiscal quarter ended 5/31/2008 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s Fiscal Quarter Ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

          Not Applicable

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No Disclosure Necessary

ITEM 1A.  RISK FACTORS

         No Disclosure Necessary

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  No Disclosure Necessary

         b.  No Disclosure Necessary

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary

ITEM 5.  OTHER INFORMATION

         a.  Reports on Form 8-K:

               Form 8-K filed 5/29/2008, regarding: termination of

               agreement to acquire Pacific Pharmaceuticals Inc.;

               appointment of new officers/directors, and

               adoption of a Code of Ethical Conduct.

         b.  Information required by Item 407(C)(3) OF Regulation S-K:

               No Disclosure Necessary

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: July 10, 2008         /s/ Harry Chew

                                Harry Chew, President/Director