Form 10-Q
period 2008-08-31
BI-OPTIC VENTURES INC
filed 2008-10-10
CIK 1168960

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2009 Estimated average burden hours per response 192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  August 31, 2008

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

Yes xxx   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 9/30/2008:     14,512,235 Common Shares w/o par value

SEC 2334 (6-07)    Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS THREE AND SIX MONTHS ENDED AUGUST 31, 2008

Bi-Optic Ventures Inc. (A Development Stage Company) Balance Sheets (expressed in Canadian dollars)
	August 31,	February 29,
	2008 $ (unaudited)	2008 $

Assets

Current Assets

Cash	35,816	580
Amounts receivable	2,431	3,208
Advances to Pacific Bio-Pharmaceuticals, Inc. (Note 7)	68,423	65,447
Prepaid expenses	417	17,942

Total Current Assets	107,087	87,177

Property and Equipment (Note 3)	12,232	14,235

Total Assets	119,319	101,412

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	51,032	48,661
Accrued liabilities	11,832	5,956
Loans payable (Note 4)	60,626	119,796
Due to related parties (Note 5)	–	277,065

Total Liabilities	123,490	451,478

Contingencies (Note 1)

Stockholders’ Deficit

Common Stock: Unlimited common shares authorized without par value; 14,512,235 and 10,012,235 shares issued and outstanding, respectively	4,243,545	3,768,180

Deficit Accumulated During the Development Stage	(4,247,716)	(4,118,246)

Total Stockholders’ Deficit	(4,171)	(350,066)

Total Liabilities and Stockholders’ Deficit	119,319	101,412

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc. (A Development Stage Company) Statements of Operations (expressed in Canadian dollars) (unaudited)
	Accumulated from May 31, 1984 (Date of Inception) to August 31,	Three months ended August 31,		Six months ended August 31,
	2008 $	2008 $	2007 $	2008 $	2007 $

Revenue	–	–	–	–	–

Expenses

Acquisition costs written-off	347,815	–	–	–	–
Amortization	16,042	975	1,590	2,003	2,512
Bad debts	20,658	–	–		–
Consulting and management fees (Note 5(a))	664,254	22,031	24,777	39,623	39,107
Investor and public relations	93,385	2,530	1,929	3,930	3,229
Office, rent and telephone (Note 5(b))	385,055	11,581	18,584	22,429	31,820
Professional fees (Note 5(c))	591,446	17,281	4,144	32,781	28,464
Transfer agent and regulatory fees	108,818	4,756	5,693	6,872	7,623
Travel and promotion	315,949	2,012	7,870	5,708	17,735

Total Expenses	2,543,422	61,166	64,587	113,346	130,490

Loss from Operations	(2,543,422)	(61,166)	(64,587)	(113,346)	(130,490)

Other Income (Expense)

Accounts payable written-off	49,341	–	–	–	–
Interest expense	(33,085)	(6,933)	–	(16,124)	–
Interest and other income	13,729	–	–	–	–

Total Other Income (Expense)	29,985	(6,933)	–	(16,124)	–

Net Loss Before Discontinued Operations	(2,513,437)	(68,099)	(64,587)	(129,470)	(130,490)

Loss from discontinued operations	(1,734,279)	–	–	–	–

Net Loss for the Period	(4,247,716)	(68,099)	(64,587)	(129,470)	(130,490)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding		12,213,000	10,012,235	11,113,000	10,012,235

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc. (A Development Stage Company) Statements of Cash Flows (expressed in Canadian dollars) (unaudited)
	Three months ended August 31,		Six months ended August 31,
	2008 $	2007 $	2008 $	2007 $

Operating Activities
Net loss for the period	(68,099)	(64,587)	(129,470)	(130,490)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	975	1,590	2,003	2,512
Foreign exchange translation loss	684	–	830	–

Changes in operating assets and liabilities:

Amounts receivable	110	(10,817)	777	(7,777)
Advances to Pacific Bio-Pharmaceuticals, Inc.	(2,453)	–	(2,976)	–
Prepaid expenses	17,500	(2,909)	17,525	(27,671)
Cheques issued in excess of funds on deposit	–	–	–	(830)
Accounts payable and accrued liabilities	(27,949)	(29,292)	8,247	(15,582)
Due to related parties	(300,424)	53,375	(277,065)	133,832

Net Cash Used in Operating Activities	(379,656)	(52,640)	(380,129)	(46,006)

Investing Activities

Deferred acquisition costs	–	–	–	(5,456)
Acquisition of property and equipment	–	(4,453)	–	(4,453)

Net Cash Used in Investing Activities	–	(4,453)	–	(9,909)

Financing Activities

Proceeds from loans payable	–	70,409	–	70,409
Repayment of loans payable	(60,000)	–	(60,000)	–
Issuance of common shares	495,000	–	495,000	–
Share issuance costs	(19,635)	–	(19,635)	–

Net Cash Provided By Financing Activities	415,365	70,409	415,365	70,409

Change in Cash	35,709	13,316	35,236	14,494

Cash - Beginning of Period	107	1,178	580	–

Cash - End of Period	35,816	14,494	35,816	14,494

Supplemental Disclosures

Interest paid	–	–	–	–
Income taxes paid	–	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2008, the Company has a working capital deficit of $16,403 and has accumulated losses of $4,247,716 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(i)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2008 and 2007, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(l)

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

3.    Property and Equipment

	Cost $	Accumulated Amortization $	August 31, 2008 Net Carrying Value $	February 29, 2008 Net Carrying Value $

Computer equipment	16,787	9,132	7,655	8,947
Furniture and equipment	6,932	6,049	883	978
Leasehold improvements	6,157	2,463	3,694	4,310

	29,876	17,644	12,232	14,235

4.    Loans Payable

As at August 31, 2008, the Company owes $50,000 (February 29, 2008 - $110,000) and $10,626 (US$10,000) (February 29, 2008 - $9,796 (US$10,000)) to a non-related third party. The loans bear interest at a rate of 1.5% per month, is unsecured and due on demand. A cash finders’ fee of 7% has been accrued on a portion of this loan.

5.    Related Party Transactions

(a)

For the six months ended August 31, 2008, the Company incurred $15,000 (2007 - $15,000) in management fees to a company controlled by the CFO of the Company.

(b)

For the six months ended August 31, 2008, the Company incurred $15,000 (2007 - $15,000) in rent to a company controlled by the CFO of the Company.

(c)

For the six months ended August 31, 2008, the Company incurred $12,000 (2007 - $12,000) in professional fees to a company controlled by a director.

(d)

As at August 31, 2008, an amount of $Nil (February 29, 2008 - $2,955) is due to the CFO of the Company and is without interest, unsecured and due on demand.

(e)

As at August 31, 2008, an amount of $Nil (February 29, 2008 - $111,510) is owed to the spouse of the CFO of the Company. As at August 31, 2008, an amount of $Nil (February 29, 2008 - $6,000) is owed to a company controlled by the spouse of the CFO of the Company and is without interest, unsecured and due on demand.

(f)

As at August 31, 2008, the amount of $20,000 (included in accounts payable) (February 29, 2008 - $25,300 included in due to related parties) is owed to a company controlled by the former President of the Company and is without interest, unsecured and due on demand.

(g)

As at August 31, 2008, the amount of $Nil (February 29, 2008 - $127,100) is owed to companies controlled by the CFO of the Company and is without interest, unsecured and due on demand.

(h)

As at August 31, 2008, the amount of $Nil (February 29, 2008 - $4,200) is owed to a director of the Company and is without interest, unsecured and due on demand.

6.    Common Stock

On July 17, 2008, the Company issued 4,500,000 units at $0.11 per unit for proceeds of $495,000. Each unit consisted of one common share and one share purchase warrant to purchase an additional common share at $0.14 per share expiring on July 17, 2009. The Company paid finders’ fees of $19,635 in connection with this private placement.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

7.

Advances to Pacific Bio-Pharmaceuticals, Inc.

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

Concurrently with the closing, the Company will change its name to "Pacific Bio-Pharmaceuticals International Inc.", or such other name as may be determined by the directors, subject to TSX Venture Exchange (the “Exchange”) and shareholder approval. The Company has advanced $68,423 to Pacific Bio-Pharmaceuticals, Inc. on a demand loan basis without interest. A finder’s fee of 500,000 common shares will be payable by the Company on closing of the Acquisition subject to Exchange approval.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 8/31/2008 had an accumulated deficit of ($4,247,716).

On 3/22/2007, the Company agreed to acquire Pacific Bio-Pharmaceuticals, Inc.; announced two planned private placements intended to raise up to $2 million through the issuance of 4,000,000 units and announced plans, pending completion of the acquisition, to name new officers/directors and to change the corporate name.

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

Effective 7/17/2008, the Company closed a non-brokered private placement of 4,500,000 units at $0.11 per unit, raising $495,000.  Each unit consisted of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder thereof to purchase an additional common share in the capital of the Company at a price of $0.14 for a period of one year from the date of closing.  The Company paid finder’s fees in the amount of $19,635 to various arm’s length parties in connection with this private placement.  All the shares issued in this private placement and any resulting shares issued upon the exercise of any warrants will be subject to a hold period expiring on 11/18/2008.  The Company intends to use the proceeds from this placement for general working capital purposes.

Operating Expenses for the Six Months Ended 8/31/2008 were $113,346 compared to $130,490 for the same period last year.  Expenses this year included consulting/management fees of $39,623 (2007 = $39,107); professional fees of $32,781 (2007 = $28,464); office/rent/telephone of $22,429 (2007 = $31,820), and travel/promotion expenses of $5,708 (2007 = $17,735).  The reported decrease was related to the prior year’s extensive search for, the negotiations with, and due diligence on potential acquisitions.  Net Loss for the Six Months was ($129,470) vs. ($130,490).  Loss Per Share was ($0.01) vs ($0.01).

Liquidity and Capital Resources

The Company had a working capital deficit of ($16,403) at 8/31/2008, compared to a working capital deficit of ($364,301) at 2/28/2008.  Net Cash Used by Operating Activities was ($380,129), including the ($129,470) Net Loss; ($253,492) changes in operating assets/liabilities was the significant adjustment; much of this was the ($277,065) repaid due to related parties regarding advances and loans made to the Company.  Net Cash Provided by Financing Activities was $415,365, primarily the aforementioned $495,000 private placement (gross) and ($60,000) repayment of loans. Net Cash Used in Investing Activities was $nil.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

At the end of second fiscal quarter ended 8/31/2008 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s Fiscal Quarter Ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

          Not Applicable

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No Disclosure Necessary

ITEM 1A.  RISK FACTORS

         No Disclosure Necessary

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  Effective 7/17/2008, the Company closed a non-brokered private placement of 4,500,000 units at $0.11 per unit, raising $495,000.  Each unit consisted of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder thereof to purchase an additional common share in the capital of the Company at a price of $0.14 for a period of one year from the date of closing.  The Company paid finder’s fees in the amount of $19,635 to various arm’s length parties in connection with this private placement.  All the shares issued in this private placement and any resulting shares issued upon the exercise of any warrants will be subject to a hold period expiring on 11/18/2008.  The Company intends to use the proceeds from this placement for general working capital purposes.

         b.  No Disclosure Necessary

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No Disclosure Necessary

ITEM 5.  OTHER INFORMATION

         a. 1. Reports on Form 8-K:

               Form 8-K filed 6/19/2008, regarding a planned private

               placement of equity to potentially raise $495,000.

            2. Form 8-K filed 7/18/2008, regarding the notice and record date for the AGM to be held 9.12.2008.

            3. Form 8-K filed 8/6/2008 regarded closed private placement

            4.  Form 8-K filed 8/26/2008 regarding Annual General Meeting documents: notice, info circular, proxy, etc.

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: October 9, 2008      /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director