Form 10-Q
period 2008-11-30
BI-OPTIC VENTURES INC
filed 2008-12-16
CIK 1168960

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2009 Estimated average burden hours per response 192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  November 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 12/12/2008:    14,512,235 Common Shares w/o par value

SEC 2334 (6-07)    Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED NOVEMBER 30, 2008

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	November 30,	February 29,
	2008 $ (unaudited)	2008 $

Assets

Current Assets

Cash	8,972	580
Amounts receivable	1,664	3,208
Advances to Pacific Bio-Pharmaceuticals, Inc. (Note 7)	74,684	65,447
Prepaid expenses	417	17,942

Total Current Assets	85,737	87,177

Property and Equipment (Note 3)	11,306	14,235

Total Assets	97,043	101,412

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	53,698	48,661
Accrued liabilities	11,288	5,956
Loans payable (Note 4)	42,372	119,796
Due to related parties (Note 5)	34,450	277,065

Total Liabilities	141,808	451,478

Contingencies (Note 1)

Stockholders’ Deficit

Common Stock: Unlimited common shares authorized without par value; 14,512,235 and 10,012,235 shares issued and outstanding, respectively	4,243,545	3,768,180

Deficit Accumulated During the Development Stage	(4,288,310)	(4,118,246)

Total Stockholders’ Deficit	(44,765)	(350,066)

Total Liabilities and Stockholders’ Deficit	97,043	101,412

(The accompanying notes are an integral part of the financial statements)

 Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

(unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to November 30,	Three months ended November 30,		Nine months ended November 30,
	2008 $	2008 $	2007 $	2008 $	2007 $

Revenue	–	–	–	–	–

Expenses

Acquisition costs written-off	347,815	–	–	–	–
Amortization	16,968	926	922	2,929	3,434
Bad debts	20,658	–	–	–	–
Consulting and management fees (Note 5(a))	674,800	10,546	34,028	50,169	73,135
Investor and public relations	94,268	883	1,287	4,813	4,516
Office, rent and telephone (Note 5(b))	409,143	7,127	20,466	29,556	52,285
Professional fees (Note 5(c))	604,340	12,894	45,961	45,675	74,426
Transfer agent and regulatory fees	112,861	4,043	1,884	10,915	9,507
Travel and promotion	316,991	1,042	1,900	6,750	19,635

Total Expenses	2,597,844	37,461	106,448	150,807	236,938

Loss from Operations	(2,597,844)	(37,461)	(106,448)	(150,807)	(236,938)

Other Income (Expense)

Accounts payable written-off	49,341	–	–	–	–
Interest expense	(19,257)	(3,133)	–	(19,257)	–
Interest and other income	13,729	–	–	–	–

Total Other Income (Expense)	43,813	(3,133)	–	(19,257)	–

Net Loss Before Discontinued Operations	(2,554,031)	(40,594)	(106,448)	(170,064)	(236,938)

Loss from discontinued operations	(1,734,279)	–	–	–	–

Net Loss for the Period	(4,288,310)	(40,594)	(106,448)	(170,064)	(236,938)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.01)	(0.01)	(0.02)

Weighted Average Shares Outstanding		14,512,235	10,012,200	12,229,626	10,012,200

(The accompanying notes are an integral part of the financial statements)

 Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

(unaudited)

	Three months ended November 30,		Nine months ended November 30,
	2008 $	2007 $	2008 $	2007 $

Operating Activities

Net loss for the period	(40,594)	(106,448)	(170,064)	(236,938)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	926	922	2,929	3,434
Foreign exchange translation loss	1,746	–	2,576	–

Changes in operating assets and liabilities”

Amounts receivable	767	1,178	1,544	4,127
Advances to Pacific Bio-Pharmaceuticals, Inc.	(6,261)	–	(9,237)	–
Prepaid expenses	–	28,599	17,525	(14,500)
Accounts payable and accrued liabilities	2,122	11,906	10,369	(3,676)
Due to related parties	34,450	(50,211)	(242,615)	72,895

Net Cash Used in Operating Activities	(6,844)	(114,054)	(386,973)	(174,658)

Investing Activities

Deferred acquisition costs	–	–	–	(5,456)
Acquisition of property and equipment	–	–	–	(4,453)

Net Cash Used in Investing Activities	–	–	–	(9,909)

Financing Activities

Proceeds from loans payable	–	129,598	–	200,007
Repayment of loans payable	(20,000)	–	(80,000)	–
Issuance of common shares	–	–	495,000	–
Share issuance costs	–	–	(19,635)	–

Net Cash Provided By Financing Activities	(20,000)	129,598	395,365	200,007

Change in Cash	(26,844)	15,544	8,392	15,440

Cash - Beginning of Period	35,816	(934)	580	(830)

Cash - End of Period	8,972	14,610	8,972	14,610

Supplemental Disclosures

Interest paid	–	–	–	–
Income taxes paid	–	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and management, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2008, the Company has a working capital deficit of $56,071 and has accumulated losses of $4,243,545 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

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

(i)  Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2008 and 2007, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.  Property and Equipment

	Cost $	Accumulated Amortization $	November 30, 2008 Net Carrying Value $	February 29, 2008 Net Carrying Value $

Computer equipment	16,787	9,706	7,081	8,947
Furniture and equipment	6,932	6,094	838	978
Leasehold improvements	6,157	2,770	3,387	4,310

	29,876	18,570	11,306	14,235

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

4.  Loans Payable

As at November 30, 2008, the Company owes $30,000 (February 29, 2008 - $110,000) and $12,372 (US$10,000) (February 29, 2008 - $9,796 (US$10,000)) to a non-related third party. The loans bear interest at a rate of 1.5% per month, is unsecured and due on demand. A cash finders’ fee of 7% has been accrued on a portion of this loan.

5.  Related Party Transactions

(a)  For the nine months ended November 30, 2008, the Company incurred $22,500 (2007 - $22,500) in management fees to a company controlled by the CFO of the Company.

(b)  For the nine months ended November 30, 2008, the Company incurred $22,000 (2007 - $22,500) in rent to a company controlled by the CFO of the Company.

(c)  For the nine months ended November 30, 2008, the Company incurred $18,000 (2007 - $18,000) in professional fees to a company controlled by a director.

(d)  As at November 30, 2008, the amount of $20,000 (included in accounts payable) (February 29, 2008 - $25,300 included in due to related parties) is owed to a company controlled by the former President of the Company and is without interest, unsecured and due on demand.

(e)  As at November 30, 2008, the amount of $34,450 (February 29, 2008 - $127,100) is owed to companies controlled by the CFO of the Company and is without interest, unsecured and due on demand.

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

The Company will complete a non-brokered private placement of up to 4,000,000 units at a price of $0.50 per unit for gross proceeds of up to $2,000,000. Each unit will consist of one common share and one-half transferable share purchase warrant. Each whole purchase warrant will be exercisable into one common share for a period of one year from closing at a price of $0.65 per share. An

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(unaudited)

7.  Advances to Pacific Bio-Pharmaceuticals, Inc. (continued)

additional finder’s fee of cash and share purchase warrants, in accordance with Exchange policies, will be paid on a portion of the placement.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 11/30/2008 had an accumulated deficit of ($4,288,310).

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

Effective 4/11/2008, Dr. Allison resigned from the Company’s Board of Directors and as the President/CEO.  Harry Chew was appointed President/CEO in addition to his duties as Chief Financial Officer; he resigned as Co-Chairman of the Board.  Terrance G. Owen was appointed Chairman of the Board.

On 5/29/2008, following a year of due diligence and attempting to consummate the acquisition, the Company announced termination of its agreement to acquire Pacific Pharmaceuticals Inc.

Effective 7/17/2008, the Company closed a non-brokered private placement of 4,500,000 units at $0.11 per unit, raising $495,000.  Each unit consisted of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder thereof to purchase an additional common share in the capital of the Company at a price of $0.14 for a period of one year from the date of closing.  The Company paid finder’s fees in the amount of $19,635 to various arm’s length parties in connection with this private placement.  All the shares issued in this private placement and any resulting shares issued upon the exercise of any warrants will be subject to a hold period that expired on 11/18/2008.  The Company intends to use the proceeds from this placement for general working capital purposes.

Operating Expenses for the Nine Months Ended 11/30/2008 were $150,807 compared to $236,938 for the same period last year.  Expenses this year included consulting/management fees of $50,169 (2008 = $73,135); professional fees of $45,675 (2008 = $74,426); office/rent/telephone of $29,556 (2008 = $52,285), and travel/promotion expenses of $6,750 (2008 = $19,635).  The reported decrease was related to the prior year’s extensive search for, the negotiations with, and due diligence on potential acquisitions.  Interest expense was $19,257 for the Nine Months Ended 11/30/2008 versus $nil last year; resulting from borrowing to fund the Company pending the July 2008 equity offering.  Net Loss for the Nine Months was ($170,064) vs. ($236,938).  Loss Per Share was ($0.01) vs ($0.02) in the prior year period.

Liquidity and Capital Resources

The Company had a working capital deficit of ($56,071) at 11/30/2008, compared to a working capital deficit of ($364,301) at 2/28/2008.  Net Cash Used by Operating Activities was ($386,973), much of this was the ($242,615) repaid due to related parties regarding advances and loans made to the Company.  Net Cash Provided by Financing Activities was $395,365, primarily the aforementioned $495,000 private placement (gross) and ($80,000) repayment of loans.  Net Cash Used in Investing Activities was $nil.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

At the end of third fiscal quarter ended 11/30/2008 (the “Evaluation Date”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15e under the Exchange Act).  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s Fiscal Quarter Ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

          Not Applicable

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No Disclosure Necessary

ITEM 1A.  RISK FACTORS

          No Disclosure Necessary

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  Effective 7/17/2008, the Company closed a non-brokered private placement of 4,500,000 units at $0.11 per unit, raising $495,000.  Each unit consisted of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder thereof to purchase an additional common share in the capital of the Company at a price of $0.14 for a period of one year from the date of closing.  The Company paid finder’s fees in the amount of $19,635 to various arm’s length parties in connection with this private placement.  All the shares issued in this private placement and any resulting shares issued upon the exercise of any warrants will be subject to a hold period expiring on 11/18/2008.  The Company intends to use the proceeds from this placement for general working capital purposes, including repayment of loans and “due to related parties”.

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

            2.  Form 8-K filed 7/18/2008, regarding the notice and record date for the AGM to be held 9/12/2008.

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: December 16, 2008     /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director