Form 10-K
period 2009-02-28
BI-OPTIC VENTURES INC
filed 2009-05-29
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fiscal Year Ended February 28, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

Commission File Number: 000-49685

BI-OPTIC VENTURES INC.

(Name of registrant as specified in its charter)

British Columbia, Canada N/A
(State or Incorporation or Organization) (IRS Employer ID No.)

1030 West Georgia, #1518, Vancouver, British Columbia, Canada  V6E 23Y3

(Address of principal executive offices)

Issuer’s Telephone Number, 604-689-2646

Securities to be registered pursuant to Section 12(b) of the Act:   None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Shares without par value.

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes    [X] No

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

[ ] Yes    [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                 [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange

Large accelerated filer [ ]                            Accelerated filer         [ ]

Non-accelerated filer   [ ]                            Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes    [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (OTCBB).  May 15, 2009 = $522,000

Common Shares outstanding at May 15, 2009:  14,512,235 shares

Index to Exhibits on Page 44

BI-OPTIC VENTURES INC.

FORM 10-K ANNUAL REPORT

FISCAL 2009 ENDED FEBRUARY 28, 2009

TABLE OF CONTENTS

Introduction..............................................................   3

PART I

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder

          Matters, and Issuer Purchase of Equity Securities...............  11

Item 6.   Selected Financial Data.........................................  13

Item 7.   Management’s Discussion and Analysis of Financial Condition

Item 9.   Changes in and Disagreements With Accountants on Accounting and

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.........  33

Item 11.  Executive Compensation..........................................  38

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          and Related Stockholder Matters.................................  40

Item 13.  Certain Relationships and Related Transactions and

INTRODUCTION

Bi-optic Ventures Inc. is organized under the laws of British Columbia, Canada.  In this Annual Report, the “Company”, “Barrier”, “we”, “our” and “us” refer to International Barrier Technology Inc. and its subsidiaries (unless the context otherwise requires).  We refer you to the actual corporate documents for more complete information than may be contained in this Annual Report.  Our principal corporate offices are located at 1030 West Georgia Street, Suite #1518, Vancouver, British Columbia, Canada  V6E 2Y3.  Our telephone number is 604-689-2646.

BUSINESS OF BI-OPTIC VENTURES INC.

Bi-Optic Ventures Inc. is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.  This follows the Company’s May 2008 decision not to proceed with the acquisition of Pacific Bio-Pharmaceuticals Inc. and PRB Pharmaceuticals Inc.

FINANCIAL AND OTHER INFORMATION

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in Canadian Dollars (“CDN$”).

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, principally in ITEM #1, “Business” and ITEM #7, “Management's Discussion and Analysis or Plan of Operation”.  These statements may be identified by the use of words like “plan,” “expect,” “aim,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends.  In particular, these include statements about the Company’s strategy for growth, property exploration, mineral prices, future performance or results of current or anticipated mineral production, interest rates, foreign exchange rates, and the outcome of contingencies, such as acquisitions and/or legal proceedings.

Forward-looking statements are based on certain assumptions and expectations of future events that are subject to risks and uncertainties.  Actual future results and trends may differ materially from historical results or those projected in any such forward-looking statements depending on a variety of factors, including, among other things, the factors discussed in this Annual Report and factors described in documents that we may furnish from time to time to the Securities and Exchange Commission.  We undertake no obligation to update publicly or revise any forward-looking statements because of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

1.A.  General Development of Business

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

 1030 West Georgia Street, #1518, Vancouver, British Columbia, Canada  V6E 2Y3

 Telephone: 604-689-2646

 Facsimile: 604-689-1289

The contact person is Harry Chew, President/CEO/CFO and Director.

The Company’s authorized capital includes an unlimited number of common shares without par value.  As of 2/29/2009, there were 14,512,235 common shares outstanding.  As of 5/15/2009, there were 14,512,235 common shares outstanding.

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

History and Development

The Company was incorporated in British Columbia on 5/31/1984 under the name Golden Rock Resources Ltd.  The name was changed to Bismillah Ventures Inc. on 3/22/1993, to Royal Rock Ventures Inc. on 11/10/1997, and to Bi-Optic Ventures Inc. on 4/6/2001.

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

On 3/22/2007, the Company agreed to acquire Pacific Bio-Pharmaceuticals, Inc. through the issuance of a maximum of 20,000,000 common shares and 2,500,000 warrants.  The Company also announced two planned private placements intended to raise up to $2 million dollar through the issuance of 4,000,000 units.  Also, the Company announced plans, pending completion of the acquisition, to name new officers/directors and to change the corporate name.  On 5/23/2008, the Company announced its intention not to proceed with the acquisition, private placement or name change.

Financings

The Company has financed its operations through funds raised public/private placements of common shares.  Also shares have been issued upon exercise of options and warrants; and as agent commissions.  Refer to ITEM #10.A.6 for additional information.

Fiscal Year	Nature of Share Issuance	Number of Securities	Net Amount
Fiscal 2009	Private Placement of Units	4,500,000	$495,000
Fiscal 2008	Nil	Nil	$nil
Fiscal 2007	Exercise of Warrants	919,000	$275,700
Fiscal 2006	Private Placement of Units	1,150,000	$247,250
Fiscal 2006	Private Placement of Units	929,000	$232,250
Fiscal 2005	Exercise of warrants	350,000	$75,250
Fiscal 2005	Private Placement of Units	1,500,000	$240,000

Capital Expenditures

Fiscal Year	Capital Expenditures	Purpose
Fiscal 2009	$nil
Fiscal 2008	$4,453	Acquisition of Property/Equipment
Fiscal 2007	$12,526	Acquisition of Property/Equipment
Fiscal 2006	$1,906	Acquisition of Property/Equipment
Fiscal 2005	$1,490	Acquisition of Property/Equipment

1.B.  Financial Information About Segments: No Disclosure Necessary

1.C.  Narrative Description of Business

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

In April 2008, Linda Allison resigned as President/CEO.  In April 2008, Harry Chew was appointed President/CEO and resigned as Co-Chairman; he retained his position as CFO and as a Director.  Terrance G. Owen was appointed Chairman of the Board.

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

Seasonality: No Disclosure Necessary

Dependency upon Patents/Licenses/Processes: No Disclosure Necessary

Dependency upon Customers: No Disclosure Necessary

Employees

As of 5/15/2009, 2/28/2009, and 2/29/2008, the Company had two employees.  Its two executive officers have been responsible for the operations of the Company on a consulting basis.

1.D.  Financial Information About Geographic Areas: No Disclosure Necessary

1.E.  Available Information: Not applicable

1.F.  Reports to Security Holders

We file reports and other information with the Securities and Exchange Commission located at 100 F Street N.E., Washington, D.C. 20549; you may obtain copies of our filings with the SEC by accessing their website located at www.sec.gov.  Further, we also file reports under Canadian regulatory requirements on SEDAR; you may access our reports filed on SEDAR by accessing their website at www.sedar.com.

1.G.  Enforceability of Civil Liabilities

We are a British Columbia, Canada corporation.  While our principal operational office and our manufacturing facility are located in the United States, our principal executive office and many of our assets are located outside of the United States.  Additionally, a number of our directors and executive officers are residents of Canada.  It might not be possible for investors in the United States to collect judgments obtained in United States courts predicated on the civil liability provisions of U.S. securities legislation.  It could also be difficult to effect service of process in connection with any action brought in the United States upon such directors or executive officers. Execution by United States courts of any judgment obtained against us, or any of the directors, executive officers or experts identified in this prospectus or documents incorporated by reference herein, in United States courts would be limited to the assets, or the assets of such persons or corporations, as the case might be, in the United States.  The enforceability in Canada of United States judgments or liabilities in original actions in Canadian courts predicated solely upon the civil liability provisions of the federal securities laws of the United States is doubtful.

ITEM 1A.  RISK FACTORS

In addition to the other information presented in this Annual Report, the following should be considered carefully in evaluating the Company and its business.  This Annual Report contains forward-looking statements that involve risks and uncertainties.  The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed below and elsewhere in this Annual Report.

General Corporate Risks

Investors May Be Disadvantaged Because The Company Is Incorporated In Canada, Which Has Different Laws.

The articles/by-laws and the laws of Canada are different from those typical in the United States.  The typical rights of investors in Canadian companies differ modestly from those in the United States; refer to the relevant sections which are discussed in Section 9.A.5 and Section 10.B of this Annual Report.  Such differences may cause investors legal difficulties.

U.S. Investors May Not Be Able To Enforce Their Civil Liabilities Against The Company Or Its Directors, Controlling Persons And Officers.

It may be difficult to bring and enforce suits against the Company.  The Company is a corporation incorporated under the laws of the British Columbia, Canada.  All of the Company's directors are resident outside the United States, and all or substantial portions of their assets are located outside of the United States.  As a result, it may be difficult for U.S. holders of the Company’s common shares to effect service of process on these persons within the United States or to realize in the United States upon judgments rendered against them.  In addition, a shareholder should not assume that the courts of Canada (i) would enforce judgments of U.S. courts obtained in actions against the Company or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States, or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or other laws of the United States.

Passive Foreign Investment Company (“PFIC”) Designation Could Lead To An Adverse Tax Situation For U.S. Investors.

U.S. investors in the Company could be subject to U.S. taxation at possibly adverse or higher rates and under a system that might be more complicated and unfamiliar to them.  For example, a U.S investor might be subject to special tax rules with respect to any “excess distribution” received and any gain realized from a sale or other disposition (including a pledge) of that holder's shares. Distributions a U.S. investor receives in a taxable year that are greater than 125% of the average annual distributions received during the shorter of the three preceding taxable years or the holder's holding period for the shares will be treated as excess distributions.  For example, under certain circumstances, a U.S. investor who is an individual might be subject to information reporting requirements and backup withholding, currently at a 25% rate, on dividends received on common shares.  If a U.S. Holder holds shares in any year in which the Company is a PFIC, that holder might be required to file Internal Revenue Service Form 8621.

Risks Relating to Financial Condition

Bi-Optic Ventures Has Accumulated Losses Since Inception Which Raise Substantial Doubt About Its Ability To Continue As A Going Concern.

Since inception through 2/28/2009, the Company has incurred aggregate losses of $4,412,959.  Our losses from operations and cash used in operations for years ended 2/28/2009 and 2/29/2008 were ($294,713) and ($303,775), respectively. There is no assurance that we will identify a profitable business to acquire or merge with and generate positive cash flow in the future.

The Auditors' Report on the 2/28/2009 financial statements includes an additional comment that states that there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

Bi-Optic Ventures’ History Of Operating Losses Is Likely To Lead To The Need For Additional, Potentially Unavailable, Financings And Related Problems.

The Company has a history of losses: ($294,713) and ($303,775) in Fiscal 2009 and Fiscal 2008.  Despite recent capital infusions, the Company may require significant additional funding to meet its long-term business objectives, unless the trend of losses is reversed.  Capital may need to be available to help maintain and to expand marketing of the Company’s products.  The Company may not be able to obtain additional financing on reasonable terms, or at all.  If equity financing is required, then such financings could result in significant dilution to existing shareholders.  If the Company is unable to obtain sufficient financing, the Company might have to dramatically slow marketing efforts and/or lose control of its products.  The Company has historically obtained the preponderance of its financing through the issuance of equity.  There are an unlimited number of authorized common shares.  The Company has no current plans to obtain financing through means other than equity financing and/or loans.  Such losses and the resulting need for external financings could result in losses of investment value.

Risks Relating to Management

Bi-Optic Ventures’ Articles/By-Laws Contain Provisions Indemnifying Its Officers And Directors Against All Costs/Charges/Expenses Incurred By Them.

The Company’s Articles/By-Laws contain provisions that state, subject to applicable law, the Company shall indemnify every director or officer of the Company, subject to the limitations of the British Columbia Corporations Act, against all losses or liabilities that the Company’s director or officer may sustain or incur in the execution of their duties.  The Company’s Articles/By-Laws further state that no director of officer shall be liable for any loss, damage or misfortune that may happen to, or be incurred by the Company in the execution of their duties if they acted honestly and in good faith with a view to the best interests of the Company.  Such limitations on liability may reduce the likelihood of litigation against the Company’s officers and directors and may discourage or deter its shareholders from suing the Company’s officers and directors based upon breaches of their duties to the Company, though such an action, if successful, might otherwise benefit the Company and its shareholders.

Bi-Optic Ventures Is Dependent On Key Personnel And The Absence Of Any Of These Individuals Could Negatively Impact Corporate Operations And/Or Stock Pricing, Or Could Result In The Company Having To Cease Operations.

The Company’s future acquisitions/mergers/joint-ventures and growth will depend on the efforts of its Directors (Harry Chew, Sonny Chew, and Terrance Owen) and its Senior Management (President/CEO/CFO, Harry Chew; Chairman of the Board, Terrance Owen; and Corporate Secretary, Sonny Chew).  All management work for the Company on a part-time basis.  The Company has no key-man life insurance and there are no written agreements with them.

Risks Relating to the Company’s Common Stock

Principal Stockholders, Officers And Directors Have Substantial Control Regarding Stock Ownership; This Concentration Could Lead To Conflicts Of Interest And Difficulties In The “Public” Investors Effecting Corporate Changes, And Could Adversely Affect The Company’s Stock Prices.

The Company’s Senior Management, Directors and greater-than-five-percent stockholders (and their affiliates), acting together, hold approximately 15% of the shares of the Company, on a diluted basis, and have the ability to control substantially all matters submitted to the Company’s stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets) and to control the Company’s management and affairs.  Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the Company’s stock.

The Company Has Never Declared Or Paid Cash Dividends On Its Common Shares And Does Not Anticipate Doing So In The Foreseeable Future.

There can be no assurance that the Company’s Board of Directors will ever declare cash dividends, which action is exclusively within its discretion.  Investors cannot expect to receive a dividend on the Company’s common shares in the foreseeable future, if at all.

Low Stock Market Prices And Volume Volatility For The Company’s Common Shares Create A Risk That Investors Might Not Be Able To Effect Purchases/Sales at Prices That Accurately Reflect Corporate Value.

The market for the common shares of the Company on the OTC Bulletin Board in the United States may be highly volatile for reasons both related to the performance of the Company as well as factors unrelated to the Company.  The Company’s common shares can be expected to be subject to volatility in both price and volume arising from market expectations.  Stockholders of the Company may be unable to sell significant quantities of common shares in the public trading markets without a significant reduction in the price of the common shares.

The Risks Associated With Penny Stock Classification Could Affect The Marketability Of The Common Stock Of Bi-Optic Ventures And Shareholders Could Find It Difficult to Sell Their Stock.

Bi-Optic Ventures’ stock is subject to “penny stock” rules as defined in 1934 Securities and Exchange Act rule 3a51-1.  The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Bi-Optic Ventures’ common shares are subject to these penny stock rules. Transaction costs associated with purchases and sales of penny stocks are likely to be higher than those for other securities.  Penny stocks generally are equity securities with a price of less than US$5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company’s common shares in the United States and shareholders may find it more difficult to sell their shares.

As A “Foreign Private Issuer”, Bi-Optic Ventures Is Exempt From The Section 14 Proxy Rules And Section 16 Of The 1934 Securities Act.  This Could Result In Shareholders Having Less Complete And Timely Data.

The submission of proxy and annual meeting of shareholder information (prepared to Canadian standards) on Form 8-K may result in shareholders having less complete and timely data.  The exemption from Section 16 rules regarding sales of common shares by insiders may result in shareholders having less data.

ITEM 1B.  UNRESOLVED STAFF COMMENTS: None

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

The closing price was $1.20 on 3/31/2005, when the Company voluntarily halted trading pending an announcement regarding an acquisition; on 7/14/2005, the Company announced that negotiations during the prior four months were not successfully concluded; and the common stock resumed trading.  Again, on 8/3/2006, the Company voluntarily halted trading pending an announcement regarding an acquisition; on 8/2/2006, the closing price was CDN$0.42.  Trading has not resumes on the NEX Board.

The Company's common shares were listed on the NASD Electronic OTC Bulletin Board under the symbol "BOVKF.OB" in April 2003.

The following table lists the volume of trading and high, low and closing sales prices on the NASD Electronic OTC Bulletin Board for the Company's common shares for: the last nine fiscal quarters.  Trading started on 6/19/2003.  On 5/15/2009 the closing price was US$0.04 (last trade 4/22/2009).

Table No. 1

NASD Electronic OTC Bulletin Board

Common Shares Trading Activity

Period Ended	Volume	High	Low	Closing
Quarterly
2/28/2008	4,700	$0.08	$0.05	$0.05
11/30/2008	5,000	$0.10	$0.08	$0.08
8/31/2008	11,100	$0.25	$0.10	$0.10
5/31/2008	89,900	$0.25	$0.10	$0.10
2/29/2008	289,400	$0.36	$0.11	$0.25
11/30/2007	38,300	$0.36	$0.25	$0.36
8/31/2007	193,500	$0.27	$0.25	$0.25
5/31/2007	1,119,500	$0.41	$0.27	$0.27
2/28/2007	369,000	$0.48	$0.30	$0.39

Share Purchase Warrants

On 7/17//2008, the Company closed a non-brokered private placement of 4,500,000 units at a price of $0.11 per unit, for gross proceeds of $495,000.  Each unit consisted of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder thereof to purchase an additional common share in the capital of the Company at an exercise price of $0.14 for a period of one year.  The Company paid finders’ fees of $19,635 in connection with this private placement.

Stock Options

The Company does not have a written stock option plan in place currently.

No stock options were granted or exercised during Fiscal 2009 or Fiscal 2008.

As of 5/15/2009, no stock options were outstanding.

Holders

The Company's common shares are issued in registered form and the following information is taken from the records of Computershare Trust Company of Canada (located in Vancouver, British Columbia, Canada), the registrar and transfer agent for the common shares.

On 4/30/2009, the shareholders' list for the Company's common shares showed 59 registered shareholders and 14,512,235 common shares outstanding.  49 of these shareholders were Canadian residents, holding 14,118,239 shares representing about 97% of the issued and outstanding common shares.  10 of these shareholders were U.S. residents, holding 393,996 shares representing about 3% of the issued and outstanding common shares.

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

Securities Authorized For Issuance Under Equity Compensation Plans: None

Use of Proceeds From Sales of Securities is for working capital

Recent Sales of Unregistered Securities

The Company relied on the exemptions from U.S. registration under Regulation S for the following private placements of securities to only Canadian residents:

Fiscal 2009	Private Placement of Units	4,500,000	$495,000
Fiscal 2008	None
Fiscal 2007	Exercise of Warrants	919,000	$275,700

ITEM. 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in the following table for the Company for Fiscal 2009/2008 Ended February 28th was derived from the financial statements of the Company that have been audited by Manning Elliott LLP, Chartered Accountants, as indicated in their report included elsewhere in this Annual Report.  The selected financial data set forth for the Fiscal 2006/2005/2004 are derived from the Company's audited financial statements, not included herein.

The Company's financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).

The selected financial data should be read in conjunction with the financial statements and other financial data included elsewhere in this Annual Report.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the near future.

Table No. 2 Selected Financial Data Table (CDN$)
	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	2/28/2009	2/29/2008	2/28/2007	2/28/2006	2/28/2005
Sales Revenue	$0	$0	$0	$0	$0
Operating Income (Loss)	($218,770)	($303,775)	($407,597)	($249,143)	($293,380)
Net Income (Loss)	($294,713)	($303,775)	($407,597)	($199,802)	($293,380)
Basic/Diluted (Loss) Per Share	($0.02)	($0.03)	($0.04)	($0.02)	($0.04)
Dividends Per Share	$0	$0	$0	$0	$0
Weighted Avg. Shares O/S	12,798,536	10,012,235	9,546,000	8,556,000	6,726,000
Period-End Shares O/S	14,512,235	10,012,235	10,012,235	9,093,235	7,014,235
Working Capital (Deficit)	($179,554)	($364,301)	($60,429)	$81,278	($186,030)
Long-Term Obligations	$0	$0	$0	$0	$0
Capital Stock	$4,243,545	$3,768,180	$3,768,180	$3,492,480	$3,024,530
Shareholder’s Equity	($169,414)	($350,066)	($46,291)	$85,606	($182,542)
Total Assets	$14,609	$101,412	$26,701	$89,475	$7,843

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan Of Operations

Source of Funds for Fiscal 2010

The Company’s primary source of funds since incorporation has been through the issuance of common stock and loans.  The Company has had no revenue from operations to date and does not anticipate revenues in the foreseeable future.

The Company had a working capital deficit of ($179,554) at 2/28/2009.  The Company has had discussions with third parties about an additional equity offering and/or loans; but the talks as of 5/15/2009 were preliminary.

Use of Funds for Fiscal 2010

During Fiscal 2010, the Company estimates that it might expend $120,000 on general/administrative expenses; although, this figure is subject to uncertainties including possible acquisitions.  It is impossible to precisely estimate the probable capital expenditures associated with any possible acquisitions that might be consummated during Fiscal 2010.

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

Since then, the Company has been evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.

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

On 7/17/2008, the Company closed a non-brokered private placement of 4,500,000 Units at a price of $0.11 per unit, for gross proceeds of $495,000.  Each unit consisted of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder thereof to purchase an additional common share in the capital of the Company at an exercise price of $0.14 for a period of one year.  The Company paid finders’ fees of $19,635 in connection with this private placement.

Fiscal 2009 Ended 2/28/2009

Working Capital deficit was ($179,664) at 2/28/2009.

Working Capital deficit was ($364,301) at 2/29/2008

Working Capital deficit was ($ 60,429) at 2/28/2007

Working Capital was $81,278 at 2/28/2006.

Working Capital deficit was ($186,030) at 2/28/2005.

Cash used in Fiscal 2009 Operating Activities totaled ($388,081), including the ($294,713) Net Loss; the only significant adjusting items were the $75,943 provision for advances receivable and a ($173,406) net change in operating assets and liabilities; much of this was the ($193,140) repaid due to related parties regarding advances and loans made to the Company.  Net Cash Provided by Financing Activities was $395,365, primarily the aforementioned $495,000 private placement (gross) and ($80,000) repayment of loans.  Net Cash Used in Investing Activities was $nil.

Fiscal 2008 Ended 2/29/2008

Cash used in Fiscal 2008 Operating Activities totaled ($114,763), including the ($303,775) Net Loss; the only significant adjusting item was an $184,656 net change in operating assets and liabilities.  Cash used in Investing Activities was $4,453.  Cash provided by Financing Activities was $120,409 from proceeds of loans payable.

Results of Operations

Fiscal 2009 Ended 2/28/2009

The Company is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.

Operating Expenses for Fiscal 2009 ended 2/28/2009 were $218,770 compared to $303,275 for last year.  “Consulting/management fees” were materially lower ($61,083 vs. $86,577): ($30,000 vs. $30,000) paid/accrued to Myntek Management Services Inc.; and ($31,083 vs. $56,577) paid to third parties, the decrease relating to payments made last year to consultants for project investigation costs.  “Professional fees” were much lower ($67,248 vs. $97,350): ($24,000 vs. $24,000) paid/accrued to Wynson Management Services Ltd.; and ($43,248 vs. $73,350) paid to third parties, the decrease was due to reduced legal fees relating to high due diligence costs last year for project investigation.  “Travel/Promotion” dropped significantly ($6,776 vs. $31,159) as a result of decreased travel to investigate possible projects for acquisition.

Net Loss for Fiscal 2009 was ($294,713).  Loss Per Share was ($0.02).

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

Net Loss for Fiscal 2008 was ($303,775).  Loss Per Share was ($0.03).

Off-Balance Sheet Arrangements: No Disclosure Necessary

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

MANNING ELLIOTT

CHARTERED ACCOUNTANTS

11th floor, 1050 West Pender Street, Vancouver, BC, Canada V6E 3S7

Phone: 604. 714. 3600 Fax: 604. 714. 3669 Web: manningelliott.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Bi-Optic Ventures Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Bi-Optic Ventures Inc. (A Development Stage Company) as of February 28, 2009 and February 29, 2008, and the related statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from May 31, 1984 (Date of Inception) to February 28, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bi-Optic Ventures Inc. (A Development Stage Company) as of February 28, 2009 and February 29, 2008, and the results of its operations and its cash flows for the years then ended and accumulated for the period from May 31, 1984 (Date of Inception) to February 28, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 21, 2009

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	February 28,	February 29,
	2009 $	2008 $

Assets

Current Assets

Cash	295	580
Amounts receivable	3,757	3,208
Advances to Pacific Bio-Pharmaceuticals, Inc. (Note 9)	-	65,447
Prepaid expenses	417	17,942

Total Current Assets	4,469	87,177

Property and Equipment (Note 3)	10,140	14,235

Total Assets	14,609	101,412

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	44,657	48,661
Accrued liabilities	12,718	5,956
Loans payable (Note 4)	42,723	119,796
Due to related parties (Note 7)	83,925	277,065

Total Liabilities	184,023	451,478

Contingencies (Note 1)

Stockholders’ Deficit

Common Stock: Unlimited common shares authorized without par value; 14,512,235 and 10,012,235 shares issued and outstanding, respectively	4,243,545	3,768,180

Deficit Accumulated During the Development Stage	(4,412,959)	(4,118,246)

Total Stockholders’ Deficit	(169,414)	(350,066)

Total Liabilities and Stockholders’ Deficit	14,609	101,412

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

	Accumulated from May 31, 1984 (Date of Inception) to February 28,	For the Years Ended

		February 28,	February 29,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

Acquisition costs written-off	347,815	–	–
Amortization	18,134	4,095	4,356
Bad debts	20,658	–	–
Consulting and management fees (Notes 7(a) and (d))	685,714	61,083	86,577
Investor and public relations	94,268	4,813	5,816
Office, rent and telephone (Note 7(b))	440,831	61,244	67,550
Professional fees (Note 7(c))	625,913	67,248	97,350
Transfer agent and regulatory fees	115,457	13,511	10,967
Travel and promotion	317,017	6,776	31,159

Total Expenses	2,665,807	218,770	303,775

Loss from Operations	(2,665,807)	(218,770)	(303,775)

Other Income (Expense)

Accounts payable written-off	49,341	–	–
Provision for advances receivable (Note 9)	(75,943)	(75,943)	–
Interest and other income	13,729	–	–

Total Other Income (Expense)	(12,873)	(75,943)	–

Net Loss Before Discontinued Operations	(2,678,680)	(294,713)	(303,775)

Loss from Discontinued Operations	(1,734,279)	–	–

Net Loss for the Period	(4,412,959)	(294,713)	(303,775)

Net Loss Per Share – Basic and Diluted		(0.02)	(0.03)

Weighted Average Shares Outstanding		12,798,536	10,012,235

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

	Accumulated from May 31, 1984 (Date of Inception) to February 28,	For the Years Ended

		February 28,	February 29,
	2009	2009	2008
	$	$	$

Operating Activities

Net loss for the period	(4,412,959)	(294,713)	(303,775)

Adjustments to reconcile net loss to net cash used in operating activities

Acquisition costs written-off	347,815	–	–
Amortization	19,736	4,095	4,356
Provision for advances receivable	464,169	75,943	–
Bad debts	20,658	–	–

Changes in operating assets and liabilities

Amounts receivable	(24,415)	(549)	3,434
Advances to Pacific Bio-Pharmaceuticals, Inc.	(65,447)	–	(65,447)
Prepaid expenses	(417)	17,525	(12,021)
Cheques issued in excess of funds on deposit	–	–	(830)
Accounts payable and accrued liabilities	305,165	2,758	3,641
Due to related parties	83,925	(193,140)	255,879

Net Cash Used in Operating Activities	(3,261,770)	(388,081)	(114,763)

Investing Activities

Net cash used in discontinued operations	(362,241)	–	–
Acquisition of property and equipment	(29,875)	–	(4,453)

Net Cash Used in Investing Activities	(392,116)	–	(4,453)

Financing Activities

Proceeds from loans payable	120,409	–	120,409
Repayment of loans	(80,000)	(80,000)	–
Issuance of common shares	3,663,051	495,000	–
Share issuance costs	(41,097)	(19,635)	–
			–
Net Cash Provided by Financing Activities	3,662,363	395,365	120,409

Effect of Exchange Rate Changes on Cash	(8,182)	(7,569)	(613)
Change in Cash	295	(285)	580

Cash - Beginning of Period	–	580	–

Cash - End of Period	295	295	580

Non-cash Investing and Financing Activities

Shares issued to settle debt	247,791	–	–
Shares issued for finders’ fees	50,400	–	–
Shares issued to acquire mineral properties	275,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From February 28, 2003 to February 28, 2009

(expressed in Canadian dollars)

	Common Stock		Common Stock	Deficit Accumulated During the Development
	Shares	Amount	Subscribed	Stage	Total
	#	$	$	$	$

Balance – February 29, 2004	5,164,235	2,719,192	48,400	(2,913,692)	(146,100)

Shares issued pursuant to a private placement at $0.16 per share	1,500,000	240,000	(48,400)	–	191,600

Shares issued pursuant to the exercise of warrants at $0.215 per share	350,000	75,250	–	–	75,250

Share issuance costs	–	(9,912)	–	–	(9,912)

Net loss for the year	–	–	–	(293,380)	(293,380)

Balance – February 28, 2005	7,014,235	3,024,530	–	(3,207,072)	(182,542)

Shares issued pursuant to a private placement at $0.25 per share	929,000	232,250	–	–	232,250

Shares issued pursuant to the exercise of warrants at $0.215 per share	1,150,000	247,250	–	–	247,250

Share issuance costs	–	(11,550)	–	–	(11,550)

Net loss for the year	–	–	–	(199,802)	(199,802)

Balance – February 28, 2006	9,093,235	3,492,480	–	(3,406,874)	85,606

Shares issued pursuant to the exercise of warrants at $0.30 per share	919,000	275,700	–	–	275,700

Net loss for the year	–	–	–	(407,597)	(407,597)

Balance – February 28, 2007	10,012,235	3,768,180	–	(3,814,471)	(46,291)

Net loss for the year	–	–	–	(303,775)	(303,775)

Balance – February 29, 2008	10,012,235	3,768,180	–	(4,118,246)	(350,066)
Shares issued pursuant to a private placement at $0.11 per share	4,500,000	495,000	–	–	495,000
Share issuance costs	–	(19,635)	–	–	(19,635)
Net loss for the year	–	–	–	(294,713)	(294,713)
Balance – February 28, 2009	14,512,235	4,243,545	–	(4,412,959)	(169,414)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2009, the Company has a working capital deficit of $179,554 and has accumulated losses of $4,412,959 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b)

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets and deferred income tax asset valuations allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

(g)

Financial Instruments

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

2.

Summary of Significant Accounting Policies (continued)

(g)

Financial Instruments (continued)

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, amounts due to related parties and loans payable. Cash equivalents are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2009 and February 29, 2008, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(i)

Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive. Warrants are dilutive when the average market price of the common shares during the period exceeds the exercise price of the warrants.

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

(k)

Recent Accounting Pronouncements

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

2.

Summary of Significant Accounting Policies (continued)

(k)

Recent Accounting Pronouncements (continued)

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

The Company is currently evaluating the impact, if any, that the adoption of these FSPs will have on its Financial Statements.

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on the Financial Statements of the Company.

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

3.

Property and Equipment

	Cost $	Accumulated Amortization $	February 28, 2009 Net Carrying Value $	February 29, 2008 Net Carrying Value $

Computer equipment	16,787	10,522	6,265	8,947
Furniture and equipment	6,932	6,135	797	978
Leasehold improvements	6,157	3,079	3,078	4,310

	29,876	19,736	10,140	14,235

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

4.

Loans Payable

As at February 28, 2009, the Company owes $30,000 (February 29, 2008 - $110,000) and $12,723 (US$10,000) (February 29, 2008 - $9,796 (US$10,000)) to a non-related third party. The loan bears interest at a rate of 1.5% per month, is unsecured and due on demand. A cash finders’ fee of 7% has been accrued on a portion of this loan.

5.

Common Stock

On July 17, 2008, the Company issued 4,500,000 units at $0.11 per unit for gross proceeds of $495,000. Each unit consisted of one common share and one share purchase warrant to purchase an additional share at $0.14 per share expiring on July 17, 2009. The Company paid a finder’s fee of $19,635 in connection with this private placement.

6.

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of shares	Weighted average exercise price $
Balance, February 29, 2008	-	-
Issued	4,500,000	0.14
Exercised	-	-

Balance, February 28, 2009	4,500,000	0.14

7.

Related Party Transactions

(a)

During the year ended February 28, 2009, the Company incurred $30,000 (February 29, 2008 - $30,000) in management fees to a company controlled by the President of the Company.

(b)

During the year ended February 28, 2009, the Company incurred $30,000 (February 29, 2008 - $30,000) in rent and administrative services to a company controlled by the President of the Company.

(c)

During the year ended February 28, 2009, the Company incurred $24,000 (February 29, 2008 - $24,000) in professional fees to a company controlled by a director.

(d)

During the year ended February 28, 2009, the Company paid $nil (February 29, 2008 - $32,533) in consulting fees to a company controlled by the former President of the Company.

(e)

As at February 28, 2009, an amount of $1,000 (February 29, 2008 - $111,510) is owed to the spouse of the President of the Company and is without interest, unsecured and due on demand. As at February 28, 2009, an amount of $nil (February 29, 2008 - $6,000) is owed to a company controlled by the spouse of the President of the Company and is without interest, unsecured and due on demand.

(f)

As at February 28, 2009, an amount of $82,925 (February 29, 2008 - $156,600) is owed to companies controlled by the President, company controlled by the former President, and a director of the Company and is without interest, unsecured and due on demand.

(g)

As at February 29, 2008, an amount of $2,955 was due to the CFO of the Company and is without interest, unsecured and due on demand.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

8.

Income Taxes

The income tax benefit differs from the amount computed by applying the federal income tax rate of 33.62% to net loss before income taxes for the years ended February 28, 2009 and February 29, 2008 as a result of the following:

	Year Ended February 28, 2009 $	Year Ended February 29, 2008 $

Income tax recovery computed at the statutory rate	99,074	103,648

Permanent differences and other	(265)	225
Change in enacted tax rates	(27,383)	(129,484)
Net operating loss expired	(48,249)	(46,339)
Change in valuation allowance	(23,177)	71,950

Income tax recovery	–	–

Significant components of the Company’s deferred income tax assets as at February 28, 2009 and February 29, 2008, after applying enacted corporate income tax rates, are as follows:

	February 28, 2009 $	February 29, 2008 $

Deferred income tax assets

Cumulative net operating losses	433,547	413,761
Property and equipment	3,556	843
Other deferred income tax assets	678	–
Valuation allowance	(437,781)	(414,604)

Net deferred income tax asset	–	–

As at February 28, 2009, the Company has net operating losses carried forward of $1,734,186 which are available to offset future years’ taxable income. These losses expire as follows:

2010	$128,547
2011	118,814
2015	286,893
2016	198,629
2027	408,015
2028	299,166
2029	294,122

$1,734,186

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

9.

Advances to Pacific Bio-Pharmaceuticals, Inc.

On March 22, 2007 the Company entered into an agreement with Pacific Bio-Pharmaceuticals, Inc. (“Pacific”), PRB Pharmaceuticals, Inc. ("PRB"), and all of the shareholders of Pacific pursuant to which the Company has agreed to acquire all of the issued and outstanding shares and share purchase warrants of Pacific in exchange for one common share and one share purchase warrant of the Company, as applicable (the "Acquisition"). The Company agreed to issue a maximum of 20,000,000 common shares and 2,500,000 share purchase warrants to acquire Pacific, assuming the completion of Pacific's planned private placement financing prior to the closing of the Acquisition. Pacific is a privately held Nevada corporation with offices in California that holds rights, directly and through a license from PRB, to certain biopharmaceutical technologies that demonstrated potential effectiveness against several influenza strains.

On May 20, 2008, the Company announced that it would no longer be proceeding with the acquisition of Pacific as described above.  The Company vigorously intends to pursue the return of the cash advances to Pacific Bio-Pharmaceuticals, Inc. During the year ended February 28, 2009, the Company recorded a provision of $75,943 as a charge to operations due to doubtful collection.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: No Disclosure Necessary

ITEM 9A.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of February 28, 2009, and concluded the disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no independent directors and no audit committee. There is no policy on fraud.  A whistleblower policy is not necessary given the small size of the organization. There is no code of ethics.

2.

Due to the significant number and magnitude of out-of-period adjustments identified during the audit of our financial statements for the year ended February 28, 2009, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. A material weakness in the period-end financial reporting process could result in the Company not being able to meet its regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Specific items of concern in our management report include the following:

a. An under accrual of consulting fees incurred by the Company
b. A provision for advances receivable was recorded to reflect the uncertainty of collection of approximately $76,000 of advances to Pacific Bio-Pharmaceuticals

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, the Company concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of February 28, 2009.

Limitations on Effectiveness of Controls

The Company’s Chief Executive Officer does not expect that disclosure controls or internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

c.  Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2009 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

          None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The following table lists the names of the Directors and Executive Officers of the Company.  The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.  The Executive Officers serve at the pleasure of the Board of Directors.

Table No. 3
Directors and Executive Officers
May 15, 2009
Name	Positions	Age	Date First Elected or Appointed
Harry Chew (1)(2)(4)	President/CEO/CFO/Director	48	February 1999
Sonny Chew (1)(2)(3)	Corporate Secretary/Director	40	July 2000
Terrance G. Owen (1)(2)(5)	Chairman of the Board/Director	63	August 2002
(1) All business addresses: c/o Bi-Optic Ventures Inc. 1030 West Georgia, #1518 Vancouver, British Columbia, Canada V6E 2Y3
(2) Member of Audit Committee.
(3) He spends about 25% of his time on the affairs of the Company. Director since July 2000; Corporate Secretary since November 2007.
(4) He spends about 30% of his time on the affairs of the Company.
(5) He spends about 25% of his time on the affairs of the Company. Director since September 2006, Chairman since April 2008.

Harry Chew is a graduate of Simon Fraser University in Burnaby, British Columbia and has been a Certified General Accountant since 1986.  He was President and a Director of the Company from 1999 until November 2007 when he relinquished the Presidency and was appointed Co-Chairman of the Board and Chief Financial Officer.  In April 2008, he was appointed President/CEO and relinquished the Co-Chairmanship.  He also is: President of Myntek Management Services Inc., since 1986, a private company providing management services; and President of the Pacific Paragon Group of Companies, since 1993, a private company providing management consulting services.  Mr. Chew currently is a director and/or officer of the following public Canadian companies: Pacific Paradym Energy Inc.; Avantec Technologies Inc.; Taipan Capital Corp., and Cricket Capital Corp.  He devotes about one-third of his time to the affairs of the Company.  He lives in Vancouver, British Columbia, Canada.

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

The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual General Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

The Executive Officers serve at the pleasure of the Board of Directors with management service contracts but without term of office.

Despite the Company’s Secretary/Administrator spending material portions of this time on businesses other than the Company, the Company believes that he devotes sufficient time to the Company to properly carry out his duties.

No Director and/or Executive Officer has been the subject of any order, judgment, or decree of any governmental agency or administrator or of any court or competent jurisdiction, revoking or suspending for cause any license, permit or other authority of such person or of any corporation of which he is a Director and/or Executive Officer, to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining or enjoining any such person or any corporation of which he is an officer or director from engaging in or continuing any conduct, practice, or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security or any aspect of the securities business or of theft or of any felony.

There are no arrangements or understandings between any two or more Directors or Executive Officers, pursuant to which he was selected as a Director or Executive Officer.  Sonny Chew is the brother of Harry Chew.  Other than this, there are no family relationships between any of the officers or directors of the Company.

Board of Director Practices

All directors hold office until the next meeting of the shareholders of the Company unless they resign or are removed in accordance with the Company’s Articles.  Officers are appointed to serve at the discretion of the Board of Directors.  The Board of Directors and Committees of the Board schedule regular meetings over the course of the year.

The fundamental objective of the Board is to ensure that it operates in a fashion that maximizes shareholder value over the long term.  The Board’s duties and responsibilities are all carried out in a manner consistent with that fundamental objective.   The principal duty and responsibility of the Board is to oversee the management and operations of the Company, with the day-to-day management of the business and affairs of the Company delegated by the Board to the CEO and other Executive Officers.

The Board’s responsibilities include overseeing the conduct of the Company’s business, providing leadership and direction to its management, and setting policies.  Strategic direction for the Company is developed through the Board’s annual planning process.  Through this process, the Board adopts the operating plan for the coming year, and monitors management’s progress relative to that plan through a regular reporting and review process.

The Board has delegated to the President/Chief Executive Officer and the Executive Officers responsibility for the day-to-day management of the business of the Company.  Matters of policy and issues outside the normal course of business are brought before the Board for its review and approval, along with all matters dictated by statute and legislation requiring Board review and approval.  The President/CEO and the Executive Officers review the Company’s progress in relation to the current operating plan at in-person Board meetings.  The Board meets on a regular basis with and without management present.  Financial, operational and strategic issues facing the Company are reviewed, monitored and approved at the Board meetings.

Compliance with Section 16(a) of the Exchange Act

As a “Foreign Private Issuer”, the Company is exempt from Section 16 of the 1934 Securities Act.

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

All Executive and Staff should recognize that they hold an important role in the overall corporate governance and ethical standards of the Company.  Each person is capable and empowered to ensure that the Company's, its shareholders' and other stakeholders' interests are appropriately balanced, protected and preserved.  Accordingly, this Code provides principles to which all personnel are expected to adhere and advocate.  The Code embodies rules regarding individual and peer responsibilities, as well as responsibilities to the Company, the shareholders, other stakeholders, and the public generally

Corporate Governance

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, our Board of Directors has adopted standards for determining whether a director is independent from management.  The Board reviews, consistent with the Company’s corporate governance guidelines, whether a director has any material relationship with the Company that would impair the director’s independent judgment.  In summary, an independent director means a person other than an executive officer or employee or any other individual having a relationship which, in the opinion of our directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepts compensation from us exceeding $200,000 during any period of twelve consecutive months within the three past fiscal years.  Owning shares of our common stock does not preclude a director from being independent.  In applying this definition, our board determined that Terrance Owen is independent.

Our board adopted and applied the same definition of independent director to the members of our audit committee.  In applying this definition, our board determined that Terrance Owen qualifies as an independent director for purposes of Section 10A(m)(3) of the Securities Exchange Act.

As of the date of this report, we do not have a separately designated compensation or nominating committee.

Board Meetings and Committees; Annual Meeting Attendance

During Fiscal 2009, the Board of Directors held four regularly scheduled meetings, and four special and telephone meetings.  For various reasons, Board members may not be able to attend a Board meeting; all Board members are provided information related to each of the agenda items before each meeting, and, therefore, can provide counsel outside the confines of regularly scheduled meetings.  No director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board of Directors, while he was a Director; and (2) the total number of meetings of committees of the Board of Directors on which the director served.  Directors are encouraged to attend annual meetings of our stockholder; all but one of the directors attended the December 2008 annual shareholders meeting.

The following sets out the attendance records of our Board members during Fiscal 2009:

Name	Board of Director Meetings	Audit Committee Meetings
Harry Chew	4 of 4	4 of 4
Sonny Chew	4 of 4	4 of 4
Terrance Owen	4 of 4	4 of 4

Nominating Committee and Compensation Committee

The Company does not have a Nominating Committee.  The entire Board of Directors is responsible for screening potential director candidates and recommending qualified candidates for nomination as members of the Board of Directors. In evaluating potential director candidates, the Board of Directors considers recommendations of potential candidates from incumbent directors, management and stockholders.  Any recommendation submitted by a stockholder to the Board of Directors must include the same information concerning the potential candidate and the stockholder, and must have been received in the required time frame described herein for the December 2008 Annual meeting.

The Company does not have a Compensation Committee.  The entire Board of Directors is responsible for the compensation of the Company’s executive officers and to administer all incentive compensation plans and equity-based plans of the Company, including the plans under which Company securities may be acquired by directors, executive officers, employees and consultants.

Audit Committee

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: Harry Chew, Sonny Chew, and Terrance Owen (independent).  The Audit Committee met four times in Fiscal 2009 and has met once during Fiscal 2010-to-date.

The Company does not have an “audit committee financial expert” serving on its Audit Committee.  The Company’s Audit Committee consists of three directors including the Company’s CEO/CFO, all of whom are both financially literate and very knowledgeable about the Company’s affairs.  Because the Company’s structure and operations are straightforward, the Company does not find it necessary to augment its Board with a financial expert.

The audit committee has:

a. reviewed and discussed the audited financial statements with management;

b. discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards , Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

c. received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees ), as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with the independent accountant the independent accountant's independence; and

d. recommended to the board of directors that the audited financial statements be included in the Company's annual report on Form 10–K for the last fiscal year for filing with the SEC.

The Audit Committee recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.

The audit committee is directly responsible for the appointment, compensation and oversight of auditors; the audit committee has in place procedures for receiving complaints and concerns about accounting and auditing matters; and has the authority and the funding to engage independent counsel and other outside advisors.

The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals required by this policy and procedure.  The decisions of any Audit Committee member to whom authority is delegated to pre-approve a service shall be presented to the full Audit Committee at its next scheduled meeting.

In accordance with the requirements of the US Sarbanes-Oxley Act of 2002 and rules issued by the Securities and Exchange Commission, we introduced a procedure for the review and pre-approval of any services performed by Manning Elliott LLP, including audit services, audit related services, tax services and other services.  The procedure requires that all proposed engagements of Manning Elliott LLP for audit and permitted non-audit services are submitted to the audit committee for approval prior to the beginning of any such services.

Shareholder Communications With the Board

Historically, the Company has adopted an informal process for stockholder communications with the Board by providing an e-mail address and phone numbers available on the SEDAR.   Every effort has been made to ensure that the views of stockholders are heard by the Board, or individual directors as applicable, and that appropriate responses are provided to the stockholder in a timely manner.  Stockholders wishing to communicate at any time with the Board of Directors, or a specific member of the Board, may do so by writing the Board or a specific member of the Board by delivering correspondence in person or by mail to: The Board of Directors, c/o Sonny Chew, Corporate Secretary, 1030 West Georgia Street, #1518, Vancouver, British Columbia, Canada V6E 2Y3.  Communication(s) directed to the Board or a specific Board member will be relayed unopened to the intended Board member(s).

Further, Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company.  The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders. two of our directors attended our Annual Meeting in December 2008.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

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

Executive Officer Compensation

The following table sets forth the summary of compensation earned during Fiscal 2007 through Fiscal 2009 by the Company’s Chief Executive Officer and its other named Executive Officers, and Directors.

Table No. 5
Summary Compensation Table
Executive Officers and Directors
Director Name	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	TOTAL
Harry Chew (1) President/CEO/CFO Director	2009 2008 2007	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$30,000 $30,000 $30,000	$30,000 $30,000 $30,000
Sonny Chew (2) Secretary/Director	2009 2008 2007	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$24,000 $24,000 $24,000	$24,000 $24,000 $24,000
Terrance Owen Chairman/Director	2009 2008 2007	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$nil $nil $nil	$nil $nil $nil
(1) All Other Compensation reflects “management fees” and “professional fees” paid to private companies controlled by Harry Chew.
(2) All Other Compensation reflects “management fees” and “professional fees” paid to private companies controlled by Sonny Chew.

Stock Options

The Company does not have a written stock option plan in place currently.

No stock options were granted or exercised during Fiscal 2009 or Fiscal 2008.

No stock options expired unexercised during Fiscal 2009 or Fiscal 2008.

As of 5/15/2009, no stock options were outstanding.

Harry Chew, President/CEO/CFO/Director; Written Management Agreement

Harry Chew provides his services pursuant to two management agreements.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President/CEO/CFO/Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus reasonable expenses related to the performance of its duties.

Change of Control Remuneration

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2010 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Executive Officer.

Other Compensation

Other than disclosed in Table No. 5, no Executive Officer/Director received “other compensation” in excess of the lesser of $25,000 or 10% of such officer's cash compensation, and all Executive Officers/Directors as a group did not receive other compensation which exceeded $25,000 times the number of persons in the group or 10% of the compensation.

Bonus/Profit Sharing/Non-Cash Compensation

The Company has no formal stock option plan or material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's Directors or Executive Officers.

Pension/Retirement Benefits

No funds were set aside or accrued by the Company during Fiscal 2009 to provide pension, retirement or similar benefits for Directors or Executive Officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is a publicly-owned corporation, the shares of which are owned by residents of the United States, Canada, and other countries.  The Company is not controlled directly/indirectly by another corporation/any foreign government.

The following table lists all persons/companies the Company is aware of as being the beneficial owner of 5% or more of the common shares of the Company.  It also lists all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group.  All Officer/Director addresses c/o Bi-Optic Ventures Inc.: 1030 West Georgia Street, Suite #1518, Vancouver, British Columbia, Canada  V6E 2Y3.

Table No. 6
Shareholdings of 5% Shareholders
Shareholdings of Directors and Executive Officers
May 15, 2009
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Harry Chew (1)	2,261,084	14.7%
Common	Sonny Chew	102,000	0.7%
Common	Terrance Owen	Nil	Nil
	TOTAL	2,363,084	15.4%

(1) 600,000 represent currently exercisable warrants.

    300,000 represent currently exercisable warrants held by Pacific Paragon

    Capital Group Ltd., a private company controlled by Mr. Harry Chew.

    315,834 shares are held indirectly by Pacific Paragon Investment Fund

    Ltd., a private company controlled 45% by the spouse of Mr. Harry Chew and 45% by Mrs. Jodie Nitta and 10% by Mrs. Winnie Chew

# Based on 14,512,235 shares outstanding as of 5/15/2009.

Securities authorized for issuance under equity compensation plans.

 --- No Disclosure Necessary ---

Share Purchase Warrants

On 7/17/2008, the Company closed a non-brokered private placement of 4,500,000 units at a price of $0.11 per unit, for gross proceeds of $495,000.  Each unit consisted of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder thereof to purchase an additional common share in the capital of the Company at an exercise price of $0.14 for a period of one year.  The Company paid finders’ fees of $19,635 in connection with this private placement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, our Board of Directors has adopted standards for determining whether a director is independent from management.  The Board reviews, consistent with the Company’s corporate governance guidelines, whether a director has any material relationship with the Company that would impair the director’s independent judgment.  In summary, an independent director means a person other than an executive officer or employee or any other individual having a relationship which, in the opinion of our directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and includes any director who accepts compensation from us exceeding $200,000 during any period of twelve consecutive months within the three past fiscal years.  Owning shares of our common stock does not preclude a director from being independent.  In applying this definition, our board determined that Terrance Owen is independent.

Certain Relationships and Related Transactions

Sonny Chew, Corporate Secretary/Director.  During Fiscal 2009, the Company paid and/or accrued $24,000 (FY2008 = $24,000) to Wynson Management Services Ltd., a private company controlled by Sonny Chew, Corporate Secretary and a Director of the Company, and his spouse, for bookkeeping and accounting services.

Harry Chew, President/CEO/CFO/Director.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President/CEO/CFO and a Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus reasonable expenses related to the performance of its duties.  For the fiscal years ended 2/28/2009 and 2/29/2008, management fees in the amount of $30,000 were paid and/or accrued in each year to Myntek Management Services Inc.

During Fiscal 2009, the Company paid/accrued rent of $30,000 (FY2008 = $30,000) to Pacific Capital Group Ltd., a private company controlled Harry Chew.

As at 2/28/2009 and 2/29/8008, $44,775 and $105,950 was owed to Pacific Paragon Capital Group Ltd. and Pacific Paragon Investment Fund Ltd., companies controlled by Harry Chew, and is without interest, unsecured and due on demand.

As at 2/28/2009 and 2/29/8008, $13,950 and $21,150 was owed to Myntek Management Service Inc., a company controlled by Harry Chew and his spouse, and is without interest, unsecured and due on demand.

As at 2/28/2009 and 2/29/8008, $nil and $6,000 was owed to 0693942 BC Ltd., a company controlled by the spouse of Harry Chew, and is without interest, unsecured and due on demand.

As at 2/28/2009 and 2/29/2008, $1,000 and $111,510 is owed to the spouse of Harry Chew.  Of this amount, $80,000 bore interest at 1.5% per month.  The entire balance was unsecured and due on demand.

As at 2/28/2009 and 2/29/8008, $4,200 and $4,200 was owed to Wynson Management Services Ltd., a company controlled by Sonny Chew and his spouse, and is without interest, unsecured and due on demand.

Other than described above, there have been no transactions since 2/29/2008, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICE

Professional accounting services were rendered by Manning Elliott LLP for Fiscal 2009 and Fiscal 2008.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and for the review of the financial statements, included in the Company’s quarterly reports on Form 10-Q, for the fiscal years ended 2/29/2009 and 2/29/2008 were $16,250 and $15,700 respectively.

Audit Related Fees

The Company incurred $nil and $1,000 fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $500 and $500 during the fiscal years ended 2/28/2009 and 2/29/2008, respectively, for professional services rendered by the Company’s principal accountant for tax compliance.

All Other Fees

The Company incurred no fees during the last two fiscal years for any other services rendered by the Company’s principal accountant.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 2.  Plan of acquisition, reorganization, arrangement, liquidation, or succession:

     No Disclosure Necessary

 3.  Articles of Incorporation/By-Laws:

       Incorporated by reference to Form 20-FR Registration Statement, as amended and Form 6-K’s and Form 8-K’s.

 4.  Instruments defining the rights of holders, incl. indentures

     --- Refer to Exhibit #3 ---

 9.  Voting Trust Agreements:  No Disclosure Necessary.

10.  Material Contracts:

     Incorporated by reference to Form 20-FR Registration Statement, as amended and Form 6-K’s and Form 8-K’s

11.  Statement re Computation of Per Share Earnings:  No Disclosure Necessary

13.  Annual or quarterly reports, Form 10-Q:  No Disclosure Necessary

14.  Code of Ethics:  Incorporated by reference to Form 8-K’s

16.  Letter on Change of Certifying Accountant: No Disclosure Necessary

18.  Letter on change in accounting principles:  No Disclosure Necessary

21.  Subsidiaries of the Registrant:  No Disclosure Necessary.  No Disclosure

     Necessary

22.  Published report regarding matters submitted to vote: No Disclosure

     Necessary

23.  Consent of Experts and Counsel:  No Disclosure Necessary

24.  Power of Attorney: No Disclosure Necessary

31.  Rule 13a/15d-14(a) Certifications – attached

32.  Section 1350 Certifications – attached

33.  Report on assessment of compliance with servicing criteria for

     asset-backed issuers:       No Disclosure Necessary

34.  Attestation Report on assessment of compliance with servicing criteria for asset-backed securities:  No Disclosure Necessary

35.  Servicer Compliance Statement:  No Disclosure Necessary

99.  Additional Exhibits:  No Disclosure Necessary

100. XBRL Related Documents:  No Disclosure Necessary

SIGNATURE PAGE

Pursuant to the requirements of Section 12g of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for filing on Form 10-K and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bi-Optic Ventures Inc. --– SEC File # 000-49685

Registrant

Dated: May 28, 2009 By /s/ Harry Chew
Harry Chew, President/CEO/CFO/Director

Dated: May 28, 2009 By /s/ Sonny Chew
Sonny Chew, Secretary/Director