Form 10-Q
period 2009-05-31
BI-OPTIC VENTURES INC
filed 2009-07-10
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended  May 31, 2009

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

Yes xxx   No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):                          Yes xxx   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 6/30/2009:           14,512,235 Common Shares w/o par value

SEC 2334 (6-07)    Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS THREE MONTHS ENDED MAY 31, 2009

Bi-Optic Ventures Inc. (A Development Stage Company) Balance Sheets (expressed in Canadian dollars) (Unaudited)

	May 31,	February 28,
	2009 $	2009 $
	(Unaudited)
Assets

Current Assets

Cash	1,721	295
Amounts receivable	1,398	3,757
Prepaid expenses	417	417

Total Current Assets	3,536	4,469

Property and Equipment (Note 3)	9,322	10,140

Total Assets	12,858	14,609

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	56,443	44,657
Accrued liabilities	12,548	12,718
Loans payable (Note 4)	40,917	42,723
Due to related parties (Note 6)	109,475	83,925

Total Liabilities	219,383	184,023

Contingencies (Note 1)

Stockholders’ Deficit

Common Stock: Unlimited common shares authorized without par value; 14,512,235 shares issued and outstanding, respectively	4,243,545	4,243,545

Deficit Accumulated During the Development Stage	(4,450,070)	(4,412,959)

Total Stockholders’ Deficit	(206,525)	(169,414)

Total Liabilities and Stockholders’ Deficit	12,858	14,609

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc. (A Development Stage Company) Statements of Operations (expressed in Canadian dollars) (Unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to May 31,	Three Months Ended,

		May 31,	May 31,
	2009	2009	2008
	$	$	$

Revenue	–	–	–

Expenses

Acquisition costs written-off	347,815	–	–
Amortization	18,952	818	1,028
Bad debts	20,658	–	–
Consulting and management fees (Notes 6(a) and (d))	694,839	9,125	17,592
Investor and public relations	94,268	-	1,400
Office, rent and telephone (Note 6(b))	449,625	8,794	10,848
Professional fees (Note 6(c))	640,045	14,132	15,500
Transfer agent and regulatory fees	119,699	4,242	2,116
Travel and promotion	317,017	-	3,696

Total Expenses	2,702,918	37,111	52,180

Loss from Operations	(2,702,918)	(37,111)	(52,180)

Other Income (Expense)

Accounts payable written-off	49,341	–	–
Interest expense			(9,191)
Provision for advances receivable	(75,943)	–	–
Interest and other income	13,729	–	–

Total Other Income (Expense)	(12,873)	–	(9,191)

Net Loss Before Discontinued Operations	(2,715,791)	(37,111)	(61,371)

Loss from Discontinued Operations	(1,734,279)	–	–

Net Loss for the Period	(4,450,070)	(37,111)	(61,371)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.01)

Weighted Average Shares Outstanding		14,512,235	10,012,235

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc. (A Development Stage Company) Statements of Operations (expressed in Canadian dollars) (Unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to May 31,	For the Three Months Ended

		May 31,	May 31,
	2009	2009	2008
	$	$	$

Operating Activities

Net loss for the period	(4,450,070)	(37,111)	(61,371)

Adjustments to reconcile net loss to net cash used in operating activities

Acquisition costs written-off	347,815	–	–
Amortization	20,554	818	1,028
Foreign exchange translation loss	–	–	146
Provision for advances receivable	464,169	–	–
Bad debts	20,658	–	–

Changes in operating assets and liabilities

Amounts receivable	(22,056)	2,359	667
Advances to Pacific Bio-Pharmaceuticals, Inc.	(65,447)	–	(523)
Prepaid expenses	(417)	–	25
Accounts payable and accrued liabilities	316,781	11,616	36,196
Due to related parties	109,475	25,550	23,359

Net Cash Provided by (Used in) Operating Activities	(3,258,538)	3,232	(473)

Investing Activities

Net cash used in discontinued operations	(362,241)	–	–
Acquisition of property and equipment	(29,875)	–	–

Net Cash Used in Investing Activities	(392,116)	–	–

Financing Activities

Proceeds from loans payable	120,409	–	–
Repayment of loans	(80,000)	–	–
Issuance of common shares	3,663,051	–	–
Share issuance costs	(41,097)	–	–
			–
Net Cash Provided by Financing Activities	3,662,363	–	–

Effect of Exchange Rate Changes on Cash	(9,988)	(1,806)	–
Change in Cash	1,721	1,426	(473)

Cash - Beginning of Period	–	295	580

Cash - End of Period	1,721	1,721	107

Non-cash Investing and Financing Activities

Shares issued to settle debt	247,791	–	–
Shares issued for finders’ fees	50,400	–	–
Shares issued to acquire mineral properties	275,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2009, the Company has a working capital deficit of $215,847 (February 28, 2009- $179,554) and has accumulated losses of $4,450,070 (February 28, 2009- $4,412,959) since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(e)

Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

(h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2009 and February 29, 2009, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Recent Accounting Pronouncements (continued)

instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

3.

Property and Equipment

	Cost $	Accumulated Amortization $	May 31, 2009 Net Carrying Value $	February 28, 2009 Net Carrying Value $

Computer equipment	16,787	10,992	5,795	6,265
Furniture and equipment	6,932	6,175	757	797
Leasehold improvements	6,157	3,387	2,770	3,078

	29,876	20,554	9,322	10,140

4.

Loans Payable

As at May 31, 2009, the Company owes $30,000 (February 28, 2009 - $30,000) and $10,917 (US$10,000) (February 28, 2009 - $12,723 (US$10,000)) to a non-related third party. The loan bears interest at a rate of 1.5% per month, is unsecured and due on demand. A cash finders’ fee of 7% has been accrued on a portion of this loan.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(Unaudited)

5.

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants which expire July 17, 2009:

	Number of shares	Weighted average exercise price $
Balance, February 28, 2009	4,500,000	0.14
Issued	-	-
Exercised	-	-

Balance, May 31, 2009	4,500,000	0.14

6.

Related Party Transactions

(a)

For the three months ended May 31, 2009, the Company paid or accrued $7,500 (2008 - $7,500) in management fees to a company controlled by the President of the Company.

(b)

For the three months ended May 31, 2009, the Company paid or accrued $7,500 (2008 - $7,500) in rent and administrative services to a company controlled by the President of the Company.

(c)

For the three months ended May 31, 2009, the Company paid or accrued $6,000 (2008 - $6,000) in professional fees to a company controlled by a director.

(d)

As at May 31, 2009, an amount of $18,300 (2008 - $1,000) is owed to the spouse of the President of the Company and is without interest, unsecured and due on demand.

(e)

As at May 31, 2009, an amount of $91,175 (February 28, 2009 - $82,925) is owed to companies controlled by the President, company controlled by the former President, and a director of the Company and is without interest, unsecured and due on demand.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 5/31/2009 had an accumulated deficit of ($4,450,070).

On 5/29/2008, following a year of due diligence and attempting to consummate the acquisition, the Company announced termination of its agreement to acquire Pacific Bio-Pharmaceuticals Inc.

The Company is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.

Operating Expenses for the Three Months Ended 5/31/2009 were $37,111 compared to $52,180 for the same period last year.  Expenses for the Three Months Ended 5/31/2009 included consulting/management fees of $9,125 (2009 = $17,592); professional fees of $14,132 (2009 = $15,500); office/rent/telephone of $8,794 (2009 = $10,848), and travel/promotion expenses of $Nil (2009 = $3,696).  The reported decrease was related to the last part’s of the prior year’s extensive search for, the negotiations with, and due diligence on potential acquisitions.  Net Loss for the Three Months Ended 5/31/2009 was ($37,111) vs. ($61,371) in the prior year period.  Loss Per Share was ($0.00) vs ($0.01) in the prior year period.

Liquidity and Capital Resources

The Company had a working capital deficit of ($215,847) at 5/31/2009, compared to a working capital deficit of ($179,554) at 2/28/2009.  Net Cash Provided by (Used in) Operating Activities was $3,232 vs. ($473) in the prior year period.  Net Cash Provided by Financing Activities was $nil.  Net Cash Used in Investing Activities was $nil.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-Q, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of May 31, 2009, and concluded the disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control/Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: July 10, 2009         /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director