Form 10-Q
period 2009-08-31
BI-OPTIC VENTURES INC
filed 2009-10-13
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended August 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 9/30/2009:           14,512,235 Common Shares w/o par value

SEC 2334 (6-07)    Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS SIX MONTHS ENDED AUGUST 31, 2009

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

(Unaudited)

	August 31,	February 28,
	2009 $	2009 $
	(Unaudited)
Assets

Current Assets

Cash	–	295
Amounts receivable	2,101	3,757
Prepaid expenses	417	417

Total Current Assets	2,518	4,469

Property and Equipment (Note 3)	8,505	10,140

Total Assets	11,023	14,609

Liabilities and Stockholders’ Deficit

Current Liabilities

Cheques issued in excess of funds on deposit	1,189	–
Accounts payable	64,249	44,657
Accrued liabilities	12,548	12,718
Loans payable (Note 4)	40,950	42,723
Due to related parties (Note 5)	141,775	83,925

Total Liabilities	260,711	184,023

Contingencies (Note 1)

Stockholders’ Deficit

Common Stock: Unlimited common shares authorized without par value; 14,512,235 shares issued and outstanding, respectively	4,243,545	4,243,545

Deficit Accumulated During the Development Stage	(4,493,233)	(4,412,959)

Total Stockholders’ Deficit	(249,688)	(169,414)

Total Liabilities and Stockholders’ Deficit	11,023	14,609

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

(Unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to August 31,	Three months ended August 31,		Six months ended August 31,
	2009 $	2009 $	2008 $	2009 $	2008 $

Revenue	–	–	–	–	–

Expenses

Acquisition costs written-off	347,815	–	–	–	–
Amortization	19,769	817	975	1,635	2,003
Bad debts	20,658	–	–	–	–
Consulting and management fees (Notes 5(a) and (d))	705,401	10,562	22,031	19,687	39,623
Investor and public relations	94,909	641	2,530	641	3,930
Office, rent and telephone (Note 5(b))	461,744	12,119	11,581	20,913	22,429
Professional fees (Note 5(c))	652,274	12,229	17,281	26,361	32,781
Transfer agent and regulatory fees	125,245	5,546	4,756	9,788	6,872
Travel and promotion	318,266	1,249	2,012	1,249	5,708

Total Expenses	2,746,081	43,163	61,166	80,274	113,346

Loss from Operations	(2,746,081)	(43,163)	(61,166)	(80,274)	(113,346)

Other Income (Expense)

Accounts payable written-off	49,341	–	–	–	–
Interest Expense	–	–	(6,933)	–	(16,124)
Provisions for advances receivable	(75,943)	–	–	–	–
Interest and other income	13,729	–	–	–	–

Total Other Income (Expense)	(12,873)	–	(6,933)	–	(16,124)

Net Loss Before Discontinued Operations	(2,758,954)	(43,163)	(68,099)	(80,274)	(129,470)

Loss from discontinued operations	(1,734,279)	–	–	–	–

Net Loss for the Period	(4,493,233)	(43,163)	(68,099)	(80,274)	(129,470)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding		14,512,235	12,213,000	14,512,235	11,113,000

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

(Unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to August 31,	Three months ended August 31,		Six months ended August 31,
	2009 $	2009 $	2008 $	2009 $	2008 $

Operating Activities

Net loss for the period	(4,493,233)	(43,163)	(68,099)	(80,274)	(129,470)

Adjustments to reconcile net loss to net cash used in operating activities:

Acquisition costs written-off	347,815	–	–	–	–
Amortization	21,371	817	975	1,635	2,003
Foreign exchange translation loss	–	–	684	–	830
Provisions for advances receivable	464,169	–	–	–	–
Bad debts	20,658	–	–	–	–

Changes in operating assets and liabilities

Amounts receivable	(22,759)	(703)	110	1,656	777
Advances to Pacific Bio-Pharmaceuticals, Inc.	(65,447)	–	(2,453)	–	(2,976)
Prepaid expenses	(417)	–	17,500	–	17,525
Cheques issued in excess of funds on deposit	1,189	1,189	–	1,189	–
Accounts payable and accrued liabilities	324,587	7,806	(27,949)	19,422	8,247
Due to related parties	141,775	32,300	(300,424)	57,850	(277,065)

Net Cash Used in Operating Activities	(3,260,292)	(1,754)	(379,656)	1,478	(380,129)

Investing Activities

Net cash used in discontinued operations	(362,241)	–	–	–	–
Acquisition of property and equipment	(29,875)	–	–	–	–

Net Cash Used in Investing Activities	(392,116)	–	–	–	–

Financing Activities

Proceeds from loans payable	120,409	–	–	–	–
Repayment of loans payable	(80,000)	–	(60,000)	–	(60,000)
Issuance of common shares	3,663,051	–	495,000	–	495,000
Share issuance costs	(41,097)	–	(19,635)	–	(19,635)

Net Cash Provided By Financing Activities	3,662,363	–	415,365	–	415,365

Effect of Exchange Rate Changes on Cash	(9,955)	33		(1,773)
Change in Cash	–	(1,721)	35,709	(295)	35,236

Cash - Beginning of Period	–	1,721	107	295	580

Cash - End of Period	–	–	35,816	–	35,816

Non-cash Investing and Financing Activities

Shares issued to settle debt	247,791	–	–	–	–
Shares issued for finders’ fees	50,400	–	–	–	–
Shares issued to acquire mineral properties	275,000	–	–	–	–

Supplemental Disclosures
Interest paid	–	–	–	–	–
Income taxes paid	–	–	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2009, the Company has a working capital deficit of $258,193 (February 28, 2009- $179,554) and has accumulated losses of $4,493,233 (February 28, 2009 - $4,412,959) since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2009 and February 29, 2009, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(k)

Recent Accounting Pronouncements

In May 2009, FASB issued SFAS No. 165 (SFAS 165), “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material effect on the Company’s financial statements.

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

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(Unaudited)

3.

Property and Equipment

	Cost $	Accumulated Amortization $	August 31, 2009 Net Carrying Value $	February 28, 2009 Net Carrying Value $

Computer equipment	16,787	11,462	5,325	6,265
Furniture and equipment	6,932	6,215	717	797
Leasehold improvements	6,157	3,694	2,463	3,078

	29,876	21,371	8,505	10,140

4.  Loans Payable.

As at August 31, 2009, the Company owes $30,000 (February 28, 2009 - $30,000) and $10,950 (US$10,000) (February 28, 2009 - $12,723 (US$10,000)) to a non-related third party. The loan bears interest at a rate of 1.5% per month, is unsecured and due on demand. A cash finders’ fee of 7% has been accrued on a portion of this loan.

5.

Related Party Transactions

(a)

For the six months ended August 31, 2009, the Company paid or accrued $15,000 (2008 - $15,000) in management fees to a company controlled by the President of the Company.

(b)

For the six months ended August 31, 2009, the Company paid or accrued $15,000 (2008 - $15,000) in rent and administrative services to a company controlled by the President of the Company.

(c)

For the six months ended August 31, 2009, the Company paid or accrued $12,000 (2008 - $6,000) in professional fees to a company controlled by a director.

(d)

As at August 31, 2009, an amount of $19,700 (2008 - $Nil) is owed to the spouse of the President of the Company and is without interest, unsecured and due on demand.

(e)

As at August 31, 2009, an amount of $119,275 (February 28, 2009 - $82,925) is owed to companies controlled by the President, company controlled by the former President, and a director of the Company and is without interest, unsecured and due on demand.

(f)

As at August 31, 2009, an amount of $2,800 (February 28, 2009 - $Nil) is owed to the President of the Company and is without interest, unsecured and due on demand.

6.

Subsequent Events

In accordance with SFAS No. 165 “Subsequent Events”, the Company evaluated subsequent events through October 6, 2009, the date of issuance of the reviewed financial statements. During this period the Company did not have any material recognizable subsequent events.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing. The Company has incurred net losses each year since inception and, as of 8/31/2009 had an accumulated deficit of ($4,493,233).

On 5/29/2008, following a year of due diligence and attempting to consummate the acquisition, the Company announced termination of its agreement to acquire Pacific Bio-Pharmaceuticals Inc.

The Company is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.

Operating Expenses for the Six Months Ended 8/31/2009 were $80,274 compared to $113,346 for the same period last year. Expenses for the Six Months Ended 8/31/2009 included consulting/management fees of $19,687 (2008 = $39,623); professional fees of $26,361 (2008 = $32,781); office/rent/telephone of $20,913 (2008 = $22,429), and transfer agent/regulatory fees of $9,788 (2008 = $6,872). The reported decrease was related to the last part’s of the prior year’s extensive search for, the negotiations with, and due diligence on potential acquisitions and a concerted effort to conserve liquidity during difficult economic times.  Net Loss for the Six Months Ended 8/31/2009 was ($80,274) vs. ($129,470) in the prior year period.  Loss Per Share was ($0.01) vs ($0.01) in the prior year period.

Liquidity and Capital Resources

The Company had a working capital deficit of ($258,193) at 8/31/2009, compared to a working capital deficit of ($179,554) at 2/28/2009.  Net Cash Provided by (Used in) Operating Activities was $1,478 vs. ($380,129) in the prior year period.  Net Cash Provided by Financing Activities was $nil.  Net Cash Used in Investing Activities was $nil.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-Q, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of August 31, 2009, and concluded the disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company's internal controls over financial reporting during the period covered by this interim report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.  Nor have there been any corrective actions with regard to deficiencies or material weaknesses.

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: October 09, 2009      /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director