Form 10-Q
period 2009-11-30
BI-OPTIC VENTURES INC
filed 2010-01-11
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended November 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):                          Yes xxx   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 12/31/2009:           14,512,235 Common Shares w/o par value

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS NINE MONTHS ENDED NOVEMBER 30, 2009

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

(Unaudited)

	November 30,	February 28,
	2009 $	2009 $
	(Unaudited)
Assets

Current Assets

Cash	6	295
Amounts receivable	1,742	3,757
Prepaid expenses	5,438	417

Total Current Assets	7,186	4,469

Property and Equipment (Note 3)	7,687	10,140

Total Assets	14,873	14,609

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	56,548	44,657
Accrued liabilities	12,548	12,718
Loans payable (Note 4)	40,556	42,723
Due to related parties (Note 5)	196,900	83,925

Total Liabilities	306,552	184,023

Contingencies (Note 1)

Stockholders’ Deficit

Common Stock: Unlimited common shares authorized without par value; 14,512,235 shares issued and outstanding, respectively	4,243,545	4,243,545

Deficit Accumulated During the Development Stage	(4,535,224)	(4,412,959)

Total Stockholders’ Deficit	(291,679)	(169,414)

Total Liabilities and Stockholders’ Deficit	14,873	14,609

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

(Unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to November 30,	Three months ended November 30,		Nine months ended November 30,
	2009 $	2009 $	2008 $	2009 $	2008 $

Revenue	–	–	–	–	–

Expenses

Acquisition costs written-off	347,815	–	–	–	–
Amortization	20,586	816	926	2,452	2,929
Bad debts	20,658	–	–	–	–
Consulting and management fees (Notes 5(a) and (d))	714,738	9,337	10,546	29,023	50,169
Investor and public relations	96,164	1,255	883	1,896	4,813
Office, rent and telephone (Note 5(b))	471,650	9,907	7,127	30,820	29,556
Professional fees (Note 5(c))	665,806	13,532	12,894	39,893	45,675
Transfer agent and regulatory fees	129,385	4,140	4,043	13,928	10,915
Travel and promotion	321,270	3,004	1,042	4,253	6,750

Total Expenses	2,788,072	41,991	37,461	122,265	150,807

Loss from Operations	(2,788,072)	(41,991)	(37,461)	(122,265)	(150,807)

Other Income (Expense)

Accounts payable written-off	49,341	–	–	–	–
Interest expense	–	–	(3,133)	–	(19,257)
Provisions for advances receivable	(75,943)	–	–	–	–
Interest and other income	13,729	–	–	–	–

Total Other Income (Expense)	(12,873)	–	(3,133)	–	(19,257)

Net Loss Before Discontinued Operations	(2,800,945)	(41,991)	(40,594)	(122,265)	(170,064)

Loss from discontinued operations	(1,734,279)	–	–	–	–

Net Loss for the Period	(4,535,224)	(41,991)	(40,594)	(122,265)	(170,064)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)	(0.01)	(0.01)

Weighted Average Shares Outstanding		14,512,235	14,512,235	14,512,235	12,229,626

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

(Unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to November 30,	Three months ended November 30,		Nine months ended November 30,
	2009 $	2009 $	2008 $	2009 $	2008 $

Operating Activities

Net loss for the period	(4,535,224)	(41,991)	(40,594)	(122,265)	(170,064)

Adjustments to reconcile net loss to net cash used in operating activities:

Acquisition costs written-off	347,815	–	–	–	–
Amortization	22,188	816	926	2,452	2,929
Foreign exchange translation loss	–	–	1,746	–	2,576
Provisions for advances receivable	464,169	–	–	–	–
Bad debts	20,658	–	–	–	–

Changes in operating assets and liabilities

Amounts receivable	(22,400)	359	767	2,015	1,544
Advances to Pacific Bio-Pharmaceuticals, Inc.	(65,447)	–	(6,261)	–	(9,237)
Prepaid expenses	(5,438)	(5,021)	–	(5,021)	17,525
Cheques issued in excess of funds on deposit	–	(1,189)	–	–	–
Accounts payable and accrued liabilities	316,886	(7,701)	2,122	11,721	10,369
Due to related parties	196,900	55,125	34,450	112,975	(242,615)

Net Cash Used in Operating Activities	(3,259,893)	398	(6,844)	1,877	(386,973)

Investing Activities

Net cash used in discontinued operations	(362,241)	–	–	–	–
Acquisition of property and equipment	(29,875)	–	–	–	–

Net Cash Used in Investing Activities	(392,116)	–	–	–	–

Financing Activities

Proceeds from loans payable	120,409	–	–	–	–
Repayment of loans payable	(80,000)	–	(20,000)	–	(80,000)
Issuance of common shares	3,663,051	–	–	–	495,000
Share issuance costs	(41,097)	–	–	–	(19,635)

Net Cash Provided By Financing Activities	3,662,363	–	(20,000)	–	395,365

Effect of Exchange Rate Changes on Cash	(10,348)	(392)	–	(2,166)	–

Increase (Decrease) in Cash	6	6	(26,844)	(289)	8,392

Cash - Beginning of Period	–	–	35,816	295	580

Cash - End of Period	6	6	8,972	6	8,972

Non-cash Investing and Financing Activities

Shares issued to settle debt	247,791	–	–	–	–
Shares issued for finders’ fees	50,400	–	–	–	–
Shares issued to acquire mineral properties	275,000	–	–	–	–

Supplemental Disclosures

Interest paid	–	–	–	–	–
Income taxes paid	–	–	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2009, the Company has a working capital deficit of $299,366 (February 28, 2009 - $179,554) and has accumulated losses of $4,535,224 (February 28, 2009 - $4,412,959) since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

(a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in Canadian dollars. The Company has not produced any revenue and is a development stage company as defined by ASC 915, “Development Stage Entities”. The preparation of financial statements using Canadian generally accepted accounting principles would result in no material reconciling items other than presentation items.

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

Summary of Significant Accounting Policies (continued)

(d)

Property and Equipment

Property and equipment is recorded at cost. Amortization is computed at the following rates:

Computer equipment

30% declining balance

Furniture and equipment

20% declining balance

Leasehold improvements

5 years straight-line

(e)

Long-lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(f)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740 “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

(g)

Fair Value of Financial Instruments

Our financial instruments consist principally of cash, amounts receivable, accounts payable, amounts due to related parties and loans payable. Pursuant to ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments”, the fair value of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

(h)

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2009 and February 29, 2009, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

(i)

Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive. Warrants are dilutive when the average market price of the common shares during the period exceeds the exercise price of the warrants.

(j)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock-Based Compensation”, using the fair value method. The Company has not issued any stock options since its inception. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

(k)

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards

In May 2009, FASB issued ASC 855, “Subsequent Events”, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements. Refer to Note 6.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(Unaudited)

3.

Property and Equipment

	Cost $	Accumulated Amortization $	November 30, 2009 Net Carrying Value $	February 28, 2009 Net Carrying Value $

Computer equipment	16,787	11,932	4,855	6,265
Furniture and equipment	6,932	6,255	677	797
Leasehold improvements	6,157	4,002	2,155	3,078

	29,876	22,189	7,687	10,140

4.

Loans Payable

As at November 30, 2009, the Company owes $30,000 (February 28, 2009 - $30,000) and $10,556 (US$10,000) (February 28, 2009 - $12,723 (US$10,000)) to a non-related third party. The loan bears interest at a rate of 1.5% per month, is unsecured and due on demand. A cash finders’ fee of 7% has been accrued on a portion of this loan.

5.

Related Party Transactions

(a)

For the nine months ended November 30, 2009, the Company paid or accrued $22,500 (2008 - $22,500) in management fees to a company controlled by the President of the Company.

(b)

For the nine months ended November 30, 2009, the Company paid or accrued $22,500 (2008 - $22,500) in rent and administrative services to a company controlled by the President of the Company.

(c)

For the nine months ended November 30, 2009, the Company paid or accrued $18,000 (2008 - $18,000) in professional fees to a company controlled by a director.

(d)

As at November 30, 2009, an amount of $50,500 (2008 - $Nil) is owed to the spouse of the President of the Company and is without interest, unsecured and due on demand.

(e)

As at November 30, 2009, an amount of $138,600 (February 28, 2009 - $82,925) is owed to companies controlled by the President, company controlled by the former President, and a director of the Company and is without interest, unsecured and due on demand.

(f)

As at November 30, 2009, an amount of $7,800 (February 28, 2009 - $Nil) is owed to the President of the Company and is without interest, unsecured and due on demand.

6.

Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events through January 6, 2010, the date of issuance of the unaudited financial statements. During this period the Company did not have any material recognizable subsequent events.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing. The Company has incurred net losses each year since inception and, as of 11/30/2009 had an accumulated deficit of ($4,535,224).

On 5/29/2008, following a year of due diligence and attempting to consummate the acquisition, the Company announced termination of its agreement to acquire Pacific Bio-Pharmaceuticals Inc.

The Company is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.

Operating Expenses for the Nine Months Ended 11/30/2009 were $122,265 compared to $150,807 for the same period last year. Expenses for the Nine Months Ended 11/30/2009 included professional fees of $39,893 (2008 = $45,675); Office/Rent/Telephone of $30,820 (2008 = $29,556); and consulting/management fees of $29,023 (2008 = $50,169).  The reported decrease was related to the last part’s of the prior year’s extensive search for, the negotiations with, and due diligence on potential acquisitions.  Net Loss for the Nine Months Ended 11/30/2009 was ($122,265) vs. ($170,064) in the prior year period.  Loss Per Share was ($0.01) vs ($0.01) in the prior year period.

Liquidity and Capital Resources

The Company had a working capital deficit of ($299,366) at 11/30/2009, compared to a working capital deficit of ($179,554) at 2/28/2009.  Net Cash Provided by (Used in) Operating Activities was $1,877 vs. ($386,973) in the prior year period.  Net Cash Provided by Financing Activities was $nil. Net Cash Used in Investing Activities was $nil

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-Q, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of November 30, 2009, and concluded the disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: January 8, 2010       /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director