Form 10-K
period 2010-02-28
BI-OPTIC VENTURES INC
filed 2010-05-28
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fiscal Year Ended February 28, 2010

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.                                    [ ] Yes    [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                     [X] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                              [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange

Large accelerated filer [ ]                            Accelerated filer         [ ]

Non-accelerated filer   [ ]                            Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X] Yes    [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $913,441.

Common Shares outstanding at May 15, 2010:  14,512,235 shares

Index to Exhibits on Page 29

BI-OPTIC VENTURES INC.

FORM 10-K ANNUAL REPORT

FISCAL 2010 ENDED FEBRUARY 28, 2010

TABLE OF CONTENTS

INTRODUCTION

3

PART I

ITEM 1.   BUSINESS

4

ITEM 1A.  RISK FACTORS

7

ITEM 1B.  UNRESOLVED STAFF COMMENTS: None

10

ITEM 2.   DESCRIPTION OF PROPERTY

11

ITEM 3.   LEGAL PROCEEDINGS

11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

11

ITEM 6.   SELECTED FINANCIAL DATA

13

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

14

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

16

ITEM 8.    FINANCIAL STATEMENTS

17

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

              AND FINANCIAL DISCLOSURE

29

ITEM 9A.   CONTROLS AND PROCEDURES

29

ITEM 9B.   OTHER INFORMATION

30

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

31

ITEM 11.   EXECUTIVE COMPENSATION

36

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              AND RELATED STOCKHOLDER MATTERS

38

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

39

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICE

40

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

40

SIGNATURE PAGE

41

INTRODUCTION

Bi-optic Ventures Inc. is organized under the laws of British Columbia, Canada.  In this Annual Report, the “Company”, “Bi-Optic”, “we”, “our” and “us” refer to Bi-Optic Ventures Inc. (unless the context otherwise requires).  We refer you to the actual corporate documents for more complete information than may be contained in this Annual Report.  Our principal corporate offices are located at 1030 West Georgia Street, Suite #1518, Vancouver, British Columbia, Canada  V6E 2Y3.  Our telephone number is 604-689-2646.

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

 1030 West Georgia Street, #1518, Vancouver, British Columbia, Canada  V6E 2Y3

 Telephone: 604-689-2646

 Facsimile: 604-689-1289

The contact person is Harry Chew, President/CEO/CFO and Director.

The Company’s authorized capital includes an unlimited number of common shares without par value.  As of 2/28/2010, there were 14,512,235 common shares outstanding.  As of 5/15/2010, there were 14,512,235 common shares outstanding.

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

Fiscal Year	Nature of Share Issuance	Number of Securities	Net Amount
Fiscal 2010	Nil	Nil	$nil
Fiscal 2009	Private Placement of Units	4,500,000	$495,000
Fiscal 2008	Nil	Nil	$nil
Fiscal 2007	Exercise of Warrants	919,000	$275,700
Fiscal 2006	Private Placement of Units	1,150,000	$247,250
Fiscal 2006	Private Placement of Units	929,000	$232,250
Fiscal 2005	Exercise of warrants	350,000	$75,250
Fiscal 2005	Private Placement of Units	1,500,000	$240,000

Capital Expenditures

Fiscal Year	Capital Expenditures	Purpose
Fiscal 2010	$nil
Fiscal 2009	$nil
Fiscal 2008	$4,453	Acquisition of Property/Equipment
Fiscal 2007	$12,526	Acquisition of Property/Equipment
Fiscal 2006	$1,906	Acquisition of Property/Equipment
Fiscal 2005	$1,490	Acquisition of Property/Equipment

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

Seasonality: No Disclosure Necessary

Dependency upon Patents/Licenses/Processes: No Disclosure Necessary

Dependency upon Customers: No Disclosure Necessary

Employees

As of 5/15/2010, 2/28/2010, and 2/28/2009, the Company had two employees.  Its two executive officers have been responsible for the operations of the Company on a consulting basis.

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

Risks Relating to Financial Condition

Bi-Optic Ventures Has Accumulated Losses Since Inception Which Raise Substantial Doubt About Its Ability To Continue As A Going Concern.

Since inception through 2/28/2010, the Company has incurred aggregate losses of ($4,528,347).  Our losses from operations and cash used in operations for years ended 2/28/2010 and 2/28/2009 were ($115,388) and ($294,713), respectively. There is no assurance that we will identify a profitable business to acquire or merge with and generate positive cash flow in the future.

The Auditors' Report on the 2/28/2010 financial statements includes an additional comment that states that there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

Bi-Optic Ventures’ History Of Operating Losses Is Likely To Lead To The Need For Additional, Potentially Unavailable, Financings And Related Problems.

The Company has a history of losses: (115,388) and ($294,713) in Fiscal 2010 and Fiscal 2009.  Despite recent capital infusions, the Company may require significant additional funding to meet its long-term business objectives, unless the trend of losses is reversed.  Capital may need to be available to help maintain and to expand marketing of the Company’s products.  The Company may not be able to obtain additional financing on reasonable terms, or at all.  If equity financing is required, then such financings could result in significant dilution to existing shareholders.  If the Company is unable to obtain sufficient financing, the Company might have to dramatically slow marketing efforts and/or lose control of its products.  The Company has historically obtained the preponderance of its financing through the issuance of equity.  There are an unlimited number of authorized common shares.  The Company has no current plans to obtain financing through means other than equity financing and/or loans.  Such losses and the resulting need for external financings could result in losses of investment value.

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

The following table lists the volume of trading and high, low and closing sales prices on the NASD Electronic OTC Bulletin Board for the Company's common shares for: the last nine fiscal quarters.  Trading started on 6/19/2003.  On 5/15/2010 the closing price was US$0.09 (last trade 4/16/2010).

Table No. 1

NASD Electronic OTC Bulletin Board

Common Shares Trading Activity

Period Ended	Volume	High	Low	Closing
Quarterly
2/28/2010	10,100	$0.07	$0.04	$0.04
11/30/2009	3,800	$0.07	$0.07	$0.07
8/31/2009	1,000	$0.07	$0.04	$0.04
5/31/2009	9,100	$0.05	$0.04	$0.04
2/28/2009	4,700	$0.08	$0.05	$0.05
11/30/2008	5,000	$0.10	$0.08	$0.08
8/31/2008	11,100	$0.25	$0.10	$0.10
5/31/2008	89,900	$0.25	$0.10	$0.10
2/29/2008	289,400	$0.36	$0.11	$0.25

Stock Options

The Company does not have a written stock option plan in place currently.

No stock options were granted or exercised during Fiscal 2010 or Fiscal 2009.

As of 5/15/2010, no stock options were outstanding.

Holders

The Company's common shares are issued in registered form and the following information is taken from the records of Computershare Trust Company of Canada (located in Vancouver, British Columbia, Canada), the registrar and transfer agent for the common shares.

On 4/30/2010, the shareholders' list for the Company's common shares showed 53 registered shareholders and 14,512,235 common shares outstanding.  40 of these shareholders were Canadian residents, holding 14,083,372 shares representing about 97% of the issued and outstanding common shares.  13 of these shareholders were U.S. residents, holding 428,863 shares representing about 3% of the issued and outstanding common shares.

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

Securities Authorized For Issuance Under Equity Compensation Plans: None

Use of Proceeds From Sales of Securities is for working capital

Recent Sales of Unregistered Securities

The Company relied on the exemptions from U.S. registration under Regulation S for the following private placements of securities to only Canadian residents:

Fiscal 2010	None
Fiscal 2009	Private Placement of Units	4,500,000	$495,000
Fiscal 2008	None
Fiscal 2007	Exercise of Warrants	919,000	$275,700

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in the following table for the Company for Fiscal 2010/2009 Ended February 28th was derived from the financial statements of the Company that have been audited by Manning Elliott LLP, Chartered Accountants, as indicated in their report included elsewhere in this Annual Report. The selected financial data set forth for the Fiscal 2008/2007/2006 are derived from the Company's audited financial statements, not included herein.

The Company's financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).

The selected financial data should be read in conjunction with the financial statements and other financial data included elsewhere in this Annual Report.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the near future.

Table No. 2 Selected Financial Data Table (CDN$)
	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	2/28/2010	2/28/2009	2/29/2008	2/28/2007	2/28/2006
Sales Revenue	$0	$0	$0	$0	$0
Operating Income (Loss)	($159,303)	($218,770)	($303,775)	($407,597)	($249,143)
Net Income (Loss)	($115,388)	($294,713)	($303,775)	($407,597)	($199,802)
Basic/Diluted (Loss) Per Share	($0.01)	($0.02)	($0.03)	($0.04)	($0.02)
Dividends Per Share	$0	$0	$0	$0	$0
Weighted Avg. Shares O/S	14,512,235	12,798,536	10,012,235	9,546,000	8,556,000
Period-End Shares O/S	14,512,235	14,512,235	10,012,235	10,012,235	9,093,235
Working Capital (Deficit)	($291,672)	($179,554)	($364,301)	($60,429)	$81,278
Long-Term Obligations	$0	$0	$0	$0	$0
Capital Stock	$4,243,545	$4,243,545	$3,768,180	$3,768,180	$3,492,480
Shareholder’s Equity	($284,802)	($169,414)	($350,066)	($46,291)	$85,606
Total Assets	$13,753	$14,609	$101,412	$26,701	$89,475

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan Of Operations

Source of Funds for Fiscal 2011

The Company’s primary source of funds since incorporation has been through the issuance of common stock and loans.  The Company has had no revenue from operations to date and does not anticipate revenues in the foreseeable future.

The Company had a working capital deficit of ($291,672) at 2/28/2010.  In March 2010, the Company announced a planned private placement of units, hoping to raise $800,000.  The Company has had discussions with third parties about an additional equity offering and/or loans; but the talks as of 5/15/2010 were preliminary.

Use of Funds for Fiscal 2011

During Fiscal 2011, the Company estimates that it might expend $96,000 on general/administrative expenses; although, this figure is subject to uncertainties including possible acquisitions.  It is impossible to precisely estimate the probable capital expenditures associated with any possible acquisitions that might be consummated during Fiscal 2011.

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

On 7/17/2008, the Company closed a non-brokered private placement of 4,500,000 Units at a price of $0.11 per unit, for gross proceeds of $495,000.  Each unit consisted of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder thereof to purchase an additional common share in the capital of the Company at an exercise price of $0.14 for a period of one year.  The Company paid finders’ fees of $19,635 in connection with this private placement.  The warrants expired un-exercised.

Fiscal 2010 Ended 2/28/2010

Working Capital deficit was ($292,672) at 2/28/2010.

Working Capital deficit was ($179,664) at 2/28/2009.

Working Capital deficit was ($364,301) at 2/29/2008

Working Capital deficit was ($ 60,429) at 2/28/2007

Working Capital was $81,278 at 2/28/2006.

Cash Used in Fiscal 2010 Operating Activities totaled ($140,117), including the ($115,288) Net Loss; the only significant adjusting items was amortization of $3,210, a ($40,526) gain on debt de-recognized, and a $12,527 net change in operating assets and liabilities.  Net Cash Provided by Financing Activities was $142,019; this included $141,175 regarding advances and loans made to the Company from related parties.  Net Cash Used in Investing Activities was $nil.

Fiscal 2009 Ended 2/28/2009

Cash used in Fiscal 2009 Operating Activities totaled ($194,941), including the ($294,713) Net Loss; the only significant adjusting items were the $75,943 provision for advances receivable and a ($19,734) net change in operating assets and liabilities.  Net Cash Provided by Financing Activities was $202,225, primarily the aforementioned $495,000 private placement (gross), ($80,000) repayment of loans, and ($193,140) repaid “due to related parties” regarding advances and loans made to the Company.  Net Cash Used in Investing Activities was $nil.

Fiscal 2008 Ended 2/29/2008

Cash used in Fiscal 2008 Operating Activities totaled ($114,763), including the ($303,775) Net Loss; the only significant adjusting item was an $184,656 net change in operating assets and liabilities.  Cash used in Investing Activities was $4,453.  Cash provided by Financing Activities was $120,409 from proceeds of loans payable.

Results of Operations

Fiscal 2010 Ended 2/28/2010

The Company is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.

Operating Expenses for Fiscal 2010 ended 2/28/2010 were $159,303 compared to $218,770 for last year.  “Consulting/management fees” were lower ($38,149 vs. $61,083): ($30,000 vs. $30,000) paid/accrued to Myntek Management Services Inc.; and ($8,149 vs. $31,083) paid to third parties, the decrease relating to payments made last year to consultants for project investigation costs.  “Professional fees” were much lower ($48,393 vs. $67,248): ($24,000 vs. $24,000) paid/accrued to Wynson Management Services Ltd.; and ($24,393 vs. $43,258) paid to third parties, the decrease was due to reduced legal fees relating to high due diligence costs last year for project investigation.  “Office/Rent/Telephone” dropped significantly ($46,073 vs. $61,244) as a result of reduction in corporate activity.

Net Loss for Fiscal 2010 was ($115,388).  Loss Per Share was ($0.01).

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

Net Loss for Fiscal 2008 was ($303,775).  Loss Per Share was ($0.03).

Off-Balance Sheet Arrangements: No Disclosure Necessary

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

ITEM 8.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS YEARS ENDED FEBRUARY 28, 2010 AND 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Bi-Optic Ventures Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Bi-Optic Ventures Inc. (A Development Stage Company) as of February 28, 2010 and 2009, and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from May 31, 1984 (Date of Inception) to February 28, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bi-Optic Ventures Inc. (A Development Stage Company) as of February 28, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and accumulated for the period from May 31, 1984 (Date of Inception) to February 28, 2010, in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 12, 2010

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	February 28,	February 28,
	2010 $	2009 $

Assets

Current Assets

Cash	-	295
Amounts receivable	1,445	3,757
Prepaid expenses	5,438	417

Total Current Assets	6,883	4,469

Property and Equipment (Note 3)	6,870	10,140

Total Assets	13,753	14,609

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	844	-
Accounts payable	60,218	44,657
Accrued liabilities	12,393	12,718
Loans payable (Note 4)	-	42,723
Due to related parties (Note 5)	225,100	83,925

Total Liabilities	298,555	184,023

Contingencies (Note 1)
Stockholders’ Deficit

Common Stock: Unlimited common shares authorized without par value; 14,512,235 shares issued and outstanding, respectively	4,243,545	4,243,545

Deficit Accumulated During the Development Stage	(4,528,347)	(4,412,959)

Total Stockholders’ Deficit	(284,802)	(169,414)

Total Liabilities and Stockholders’ Deficit	13,753	14,609

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

	Accumulated from May 31, 1984 (Date of Inception) to February 28,	For the Years Ended

		February 28,	February 28,
	2010	2010	2009
	$	$	$

Revenue	–	–	–

Expenses

Acquisition costs written-off	347,815	–	–
Amortization	21,404	3,270	4,095
Bad debts	20,658	–	–
Consulting and management fees (Note 5(a))	723,863	38,149	61,083
Investor and public relations	94,268	–	4,813
Office, rent and telephone (Note 5(b))	486,904	46,073	61,244
Professional fees (Note 5(c))	674,306	48,393	67,248
Transfer agent and regulatory fees	132,351	16,894	13,511
Travel and promotion	323,541	6,524	6,776

Total Expenses	2,825,110	159,303	218,770

Loss from Operations	(2,825,110)	(159,303)	(218,770)

Other Income (Expense)

Accounts payable written-off	49,341	–	–
Provision for advances receivable (Note 7)	(75,943)	–	(75,943)
Gain on debt derecognition (Note 4)	40,526	40,526	–
Interest and other income	17,118	3,389	–

Total Other Income (Expense)	31,042	43,915	(75,943)

Net Loss Before Discontinued Operations	(2,794,068)	(115,388)	(294,713)

Loss from Discontinued Operations	(1,734,279)	–	–

Net Loss for the Period	(4,528,347)	(115,388)	(294,713)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.02)

Weighted Average Shares Outstanding		14,512,235	12,798,536

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

	Accumulated from May 31, 1984 (Date of Inception) to February 28,	For the Years Ended

		February 28,	February 28,
	2010	2010	2009
	$	$	$

Operating Activities

Net loss for the period	(4,528,347)	(115,388)	(294,713)

Adjustments to reconcile net loss to net cash used in operating activities

Acquisition costs written-off	347,815	–	–
Amortization	23,006	3,270	4,095
Gain on debt derecognized	(40,526)	(40,526)	–
Provision for advances receivable	464,169	–	75,943
Bad debts	20,658	–	–

Changes in operating assets and liabilities

Amounts receivable	(22,102)	2,313	(549)
Advances to Pacific Bio-Pharmaceuticals, Inc.	(65,447)	–	–
Prepaid expenses	(5,438)	(5,021)	17,525
Accounts payable and accrued liabilities	320,400	15,235	2,758

Net Cash Used in Operating Activities	(3,485,812)	(140,117)	(194,941)

Investing Activities

Net cash used in discontinued operations	(362,241)	–	–
Acquisition of property and equipment	(29,875)	–	–

Net Cash Used in Investing Activities	(392,116)	–	–

Financing Activities

Proceeds from loans payable	120,409	–	–
Repayment of loans	(80,000)	–	(80,000)
Issuance of common shares	3,663,051	–	495,000
Share issuance costs	(41,097)	–	(19,635)
Due to related parties	225,100	141,175	(193,140)
Bank overdraft	844	844	–

Net Cash Provided by Financing Activities	3,888,307	142,019	202,225

Effect of Exchange Rate Changes on Cash	(10,379)	(2,197)	(7,569)
Decrease in Cash	–	(295)	(285)

Cash - Beginning of Period	–	295	580

Cash - End of Period	–	–	295

Non-cash Investing and Financing Activities

Shares issued to settle debt	247,791	–	–
Shares issued for finders’ fees	50,400	–	–
Shares issued to acquire mineral properties	275,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From February 29, 2004 to February 28, 2010

(expressed in Canadian dollars)

	Common Stock		Common Stock	Deficit Accumulated During the Development
	Shares	Amount	Subscribed	Stage	Total
	#	$	$	$	$

Balance – February 29, 2004	5,164,235	2,719,192	48,400	(2,913,692)	(146,100)

Shares issued pursuant to a private placement at $0.16 per share	1,500,000	240,000	(48,400)	–	191,600

Shares issued pursuant to the exercise of warrants at $0.215 per share	350,000	75,250	–	–	75,250

Share issuance costs	–	(9,912)	–	–	(9,912)

Net loss for the year	–	–	–	(293,380)	(293,380)

Balance – February 28, 2005	7,014,235	3,024,530	–	(3,207,072)	(182,542)

Shares issued pursuant to a private placement at $0.25 per share	929,000	232,250	–	–	232,250

Shares issued pursuant to the exercise of warrants at $0.215 per share	1,150,000	247,250	–	–	247,250

Share issuance costs	–	(11,550)	–	–	(11,550)

Net loss for the year	–	–	–	(199,802)	(199,802)

Balance – February 28, 2006	9,093,235	3,492,480	–	(3,406,874)	85,606

Shares issued pursuant to the exercise of warrants at $0.30 per share	919,000	275,700	–	–	275,700

Net loss for the year	–	–	–	(407,597)	(407,597)

Balance – February 28, 2007	10,012,235	3,768,180	–	(3,814,471)	(46,291)

Net loss for the year	–	–	–	(303,775)	(303,775)

Balance – February 29, 2008	10,012,235	3,768,180	–	(4,118,246)	(350,066)
Shares issued pursuant to a private placement at $0.11 per share	4,500,000	495,000	–	–	495,000
Share issuance costs	–	(19,635)	–	–	(19,635)
Net loss for the year	–	–	–	(294,713)	(294,713)
Balance – February 28, 2009	14,512,235	4,243,545	–	(4,412,959)	(169,414)
Net loss for the year	–	–	–	(115,388)	(115,388)
Balance – February 28, 2010	14,512,235	4,243,545	–	(4,528,347)	(284,802)

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

1.

Nature of Operations and Continuance of Business

The Company was incorporated in the province of British Columbia, Canada on May 31, 1984. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company is currently evaluating various business opportunities.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2010, the Company has a working capital deficit of $291,672 and has accumulated losses of $4,528,347 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

(a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in Canadian dollars. The Company has not produced any revenue and is a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.  The preparation of financial statements using Canadian generally accepted accounting principles would result in no material reconciling items other than presentation items.

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

Summary of Significant Accounting Policies (continued)

(d)

Property and Equipment

Property and equipment is recorded at cost. Amortization is computed at the following rates:

Computer equipment

30% declining balance

Furniture and equipment

20% declining balance

Leasehold improvements

5 years straight-line

(e)

Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(f)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

(g)

Financial Instruments

Our financial instruments consist principally of cash, amounts receivable, accounts payable, and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

(h)

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at February 28, 2010 and February 28, 2009, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

2.

Summary of Significant Accounting Policies (continued)

(i)

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

(j)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options. The Company has not issued any stock options since its inception. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

(k)

Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 9.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

2.

Summary of Significant Accounting Policies (continued)

(k)

Recent Accounting Pronouncements (continued)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(l)

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.

Property and Equipment

	Cost $	Accumulated Amortization $	February 28, 2010 Net Carrying Value $	February 28, 2009 Net Carrying Value $

Computer equipment	16,787	12,402	4,385	6,265
Furniture and equipment	6,932	6,294	638	797
Leasehold improvements	6,157	4,310	1,847	3,078

	29,876	23,006	6,870	10,140

4.

Loans Payable

As at February 28, 2010, the Company owes $ nil (2009 - $30,000) and $ nil (2009 - $12,723 (US$10,000)) to a non-related third party. During the year ended February 28, 2010, the Company recorded a gain of $40,526 on derecognizing the loan payable due to no recourse provisions in the loan agreement.

5.

Related Party Transactions

(a)

During the year ended February 28, 2010, the Company incurred $30,000 (2009 - $30,000) in management fees to a company controlled by the President of the Company.

(b)

During the year ended February 28, 2010, the Company incurred $30,000 (2009 - $30,000) in rent and administrative services to a company controlled by the President of the Company.

(c)

During the year ended February 28, 2010, the Company incurred $24,000 (2009 - $24,000) in professional fees to a company controlled by a director.

(d)

As at February 28, 2010, an amount of $53,050 (2009 - $1,000) is owed to the spouse of the President of the Company and is without interest, unsecured and due on demand.

(e)

As at February 28, 2010, an amount of $134,850 (2009 - $58,725) is owed to companies controlled by the President and is without interest, unsecured and due on demand.

(f)

As at February 28, 2010, an amount of $29,400 (2009 - $4,200) is owed to a company controlled by a Director of the Company and is without interest, unsecured and due on demand.

(g)

As at 2010, an amount of $7,800 (2009 - $Nil) is owed to the President of the Company and is without interest, unsecured and due on demand.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

6.

Income Taxes

The income tax benefit differs from the amount computed by applying the federal income tax rate of 30.84% to net loss before income taxes for the years ended February 28, 2010 and 33.62% for February 28, 2009 as a result of the following:

	Year Ended February 28, 2010 $	Year Ended February 28, 2009 $

Income tax recovery computed at the statutory rate	35,584	99,074

Permanent differences and other	63,648	(265)
Change in enacted tax rates	(641)	(27,383)
Net operating loss expired	(39,642)	(48,249)
Change in valuation allowance	(58,949)	(23,177)

Income tax recovery	–	–

Significant components of the Company’s deferred income tax assets as at February 28, 2010 and February 28, 2009, after applying enacted corporate income tax rates, are as follows:

	February 28, 2009 $	February 28, 2009 $

Deferred income tax assets

Cumulative net operating losses	442,097	433,547
Cumulative capital losses	47,214	–
Property and equipment	4,374	3,556
Other deferred income tax assets	3,046	678
Valuation allowance	(496,731)	(437,781)

Net deferred income tax asset	–	–

As at February 28, 2010, the Company has net operating losses carried forward of $1,768,389 which are available to offset future years’ taxable income. These losses expire as follows:

2011	$118,814
2015	286,893
2016	198,629
2027	408,015
2028	299,166
2029	294,122
2030	162,750

$1,768,389

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

8.

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of shares	Weighted average exercise price $
Balance, February 28, 2009	4,500,000	0.14
Issued	-	-
Expired	(4,500,000)	0.14

Balance, February 28, 2010	-	-

9.

Subsequent Events

During this period we did not have any material recognizable subsequent events, except as disclosed below.

On March 1, 2010, the Company announced a non-brokered private placement of units for up to $800,000 in gross proceeds. The financing will consist of up to 8,000,000 units (the "Units") with each Unit consisting of one common share of the Company and one non-transferable share purchase warrant, offered at a price of $0.10 per Unit. Each share purchase warrant will entitle the holder to acquire one additional common share of the Company at a price of $0.15 per share at any time prior to the date that is 12 months from the date of issuance. Net proceeds from the financing will be utilized to explore possible acquisitions and for general working capital purposes. Finders fees may be payable in connection with the financing as permitted under the policies of the TSX Venture Exchange.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: No Disclosure Necessary

ITEM 9A.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of February 28, 2010, and concluded the disclosure controls and procedures were not effective, due to the material weaknesses in internal control over financial reporting described below, to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no independent directors and no audit committee.  There is no policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.  There is no code of ethics.

2. Due to a material out-of-period adjustment identified during the audit relating to derecognizing an amount for debt owing, management concluded that the controls over the period-end financial reporting process were not operating effectively.  Controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis.  A material weakness in the period-end financial reporting process could result in the Company not being able to meet its regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, the Company concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of February 28, 2010.

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

c.  Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2010 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

Table No. 3
Directors and Executive Officers
May 15, 2010
Name	Positions	Age	Date First Elected or Appointed
Harry Chew (1)(2)(4)	President/CEO/CFO/Director	49	February 1999
Sonny Chew (1)(2)(3)	Corporate Secretary/Director	41	July 2000
Terrance G. Owen (1)(2)(5)	Chairman of the Board/Director	64	August 2002
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

Board Meetings and Committees; Annual Meeting Attendance

During Fiscal 2010, the Board of Directors held four regularly scheduled meetings, and four special and telephone meetings.  For various reasons, Board members may not be able to attend a Board meeting; all Board members are provided information related to each of the agenda items before each meeting, and, therefore, can provide counsel outside the confines of regularly scheduled meetings.  No director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board of Directors, while he was a Director; and (2) the total number of meetings of committees of the Board of Directors on which the director served.  Directors are encouraged to attend annual meetings of our stockholder; all but one of the directors attended the August 2009 annual shareholders meeting.

The following sets out the attendance records of our Board members during Fiscal 2010:  update and verify

Name	Board of Director Meetings	Audit Committee Meetings
Harry Chew	4 of 4	4 of 4
Sonny Chew	4 of 4	4 of 4
Terrance Owen	4 of 4	4 of 4

Nominating Committee and Compensation Committee

The Company does not have a Nominating Committee.  The entire Board of Directors is responsible for screening potential director candidates and recommending qualified candidates for nomination as members of the Board of Directors. In evaluating potential director candidates, the Board of Directors considers recommendations of potential candidates from incumbent directors, management and stockholders.  Any recommendation submitted by a stockholder to the Board of Directors must include the same information concerning the potential candidate and the stockholder, and must have been received in the required time frame described herein for the August 2010 Annual meeting.

The Company does not have a Compensation Committee.  The entire Board of Directors is responsible for the compensation of the Company’s executive officers and to administer all incentive compensation plans and equity-based plans of the Company, including the plans under which Company securities may be acquired by directors, executive officers, employees and consultants.

Audit Committee

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: Harry Chew, Sonny Chew, and Terrance Owen (independent).  The Audit Committee met four times in Fiscal 2010 and has met once during Fiscal 2011-to-date.

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

Further, Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company.  The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders. two of our directors attended our Annual Meeting in August 2009.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2010, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

Executive Officer Compensation

The following table sets forth the summary of compensation earned during Fiscal 2008 through Fiscal 2010 by the Company’s Chief Executive Officer and its other named Executive Officers, and Directors.

Table No. 5
Summary Compensation Table
Executive Officers and Directors
Director Name	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	TOTAL
Harry Chew (1) President/CEO/CFO Director	2010 2009 2008	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$30,000 $30,000 $30,000	$30,000 $30,000 $30,000
Sonny Chew (2) Secretary/Director	2010 2009 2009	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$24,000 $24,000 $24,000	$24,000 $24,000 $24,000
Terrance Owen Chairman/Director	2010 2009 2008	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$nil $nil $nil	$nil $nil $nil
(1) All Other Compensation reflects “management fees” and “professional fees” paid to private companies controlled by Harry Chew.
(2) All Other Compensation reflects “management fees” and “professional fees” paid to private companies controlled by Sonny Chew.

Stock Options

The Company does not have a written stock option plan in place currently.

No stock options were granted or exercised during Fiscal 2010 or Fiscal 2009.

No stock options expired unexercised during Fiscal 2010 or Fiscal 2009.

As of 5/15/2010, no stock options were outstanding.

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

Change of Control Remuneration

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2011 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Executive Officer.

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

Pension/Retirement Benefits

No funds were set aside or accrued by the Company during Fiscal 2010 to provide pension, retirement or similar benefits for Directors or Executive Officers.

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

Table No. 6
Shareholdings of 5% Shareholders
Shareholdings of Directors and Executive Officers
May 15, 2010
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Harry Chew (1)	1,361,084	9.0%
Common	Sonny Chew	102,000	0.0%
Common	Terrance Owen	Nil	Nil
	TOTAL	1,463,084	9.0%
(1) 315,834 shares are held indirectly by Pacific Paragon Investment Fund Ltd., a private company controlled 45% by the spouse of Mr. Harry Chew and 45% by Mrs. Jodie Nitta and 10% by Mrs. Winnie Chew
# Based on 14,512,235 shares outstanding as of 5/15/2010.

Securities authorized for issuance under equity compensation plans.

 --- No Disclosure Necessary ---

Share Purchase Warrants

On 7/17/2008, the Company closed a non-brokered private placement of 4,500,000 units at a price of $0.11 per unit, for gross proceeds of $495,000.  Each unit consisted of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder thereof to purchase an additional common share in the capital of the Company at an exercise price of $0.14 for a period of one year.  The Company paid finders’ fees of $19,635 in connection with this private placement.  The warrants expired un-exercised.

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

Certain Relationships and Related Transactions

Sonny Chew, Corporate Secretary/Director.  During Fiscal 2010, the Company paid and/or accrued $24,000 (FY2009 = $24,000) to Wynson Management Services Ltd., a private company controlled by Sonny Chew, Corporate Secretary and a Director of the Company, and his spouse, for bookkeeping and accounting services.

Harry Chew, President/CEO/CFO/Director.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President/CEO/CFO and a Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus reasonable expenses related to the performance of its duties.  For the fiscal years ended 2/28/2010 and 2/28/2009, management fees in the amount of $30,000 were paid and/or accrued in each year to Myntek Management Services Inc.

During Fiscal 2010, the Company paid/accrued rent of $30,000 (FY2009 = $30,000) to Pacific Capital Group Ltd., a private company controlled Harry Chew.

As at 2/28/2010 and 2/28/8009, $86,650 and $44,775 was owed to Pacific Paragon Capital Group Ltd. and Pacific Paragon Investment Fund Ltd., companies controlled by Harry Chew, and is without interest, unsecured and due on demand.

As at 2/28/2010 and 2/28/8009, $48,200 and $13,950 was owed to Myntek Management Service Inc., a company controlled by Harry Chew and his spouse, and is without interest, unsecured and due on demand.

As at 2/28/2010 and 2/28/2009, $7,800 and $nil was owed to the President of the Company and is without interest, unsecured and due on demand.

As at 2/28/2010 and 2/28/2009, $53,050 and $1,000 is owed to the spouse of Harry Chew.  The entire balance was unsecured and due on demand.

As at 2/28/2010 and 2/28/8009, $29,400 and $4,200 was owed to Wynson Management Services Ltd., a company controlled by Sonny Chew and his spouse, and is without interest, unsecured and due on demand.

Other than described above, there have been no transactions since 2/28/2009, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICE

Professional accounting services were rendered by Manning Elliott LLP for Fiscal 2010 and Fiscal 2009.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and for the review of the financial statements, included in the Company’s quarterly reports on Form 10-Q, for the fiscal years ended 2/28/2010 and 2/28/2009 were $14,900 and $16,250 respectively.

Audit Related Fees

The Company incurred $nil and $nil fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $300 and $500 during the fiscal years ended 2/28/2010 and 2/28/2009, respectively, for professional services rendered by the Company’s principal accountant for tax compliance.

All Other Fees

The Company incurred no fees during the last two fiscal years for any other services rendered by the Company’s principal accountant.

PART IV

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

Bi-Optic Ventures Inc. --– SEC File # 000-49685

Registrant

Dated: May 26, 2010 By /s/ Harry Chew
Harry Chew, President/CEO/CFO/Director

Dated: May 26, 2010 By /s/ Sonny Chew
Sonny Chew, Secretary/Director