Form 10-Q
period 2010-05-31
BI-OPTIC VENTURES INC
filed 2010-07-15
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended May 31, 2010

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-49685

Bi-Optic Ventures Inc.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(Jurisdiction of Incorporation/Organization)	(IRS Tax ID No.)

1030 West Georgia Street #1518, Vancouver, British Columbia, Canada  V6E 2Y3

(Address of principal executive offices)

Issuer’s Telephone Number: 604-689-2646

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes XXX   No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes XXX    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer [ ]                      Accelerated filer         [ ]

Non-accelerated filer   [ ]                      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes XXX   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 6/30/2010: 20,512,235 Common Shares w/o par value

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS THREE MONTHS ENDED MAY 31, 2010

2

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in Canadian dollars)

	May 31,	February 28,
	2010 $	2010 $
	(Unaudited)

Assets

Current Assets

Cash	91,188	-
Amounts receivable	1,975	1,445
Prepaid expenses	-	5,438

Total Current Assets	93,163	6,883

Property and Equipment (Note 3)	4,988	6,870

Total Assets	98,151	13,753

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	-	844
Accounts payable	64,403	60,218
Accrued liabilities	-	12,393
Due to related parties (Note 4)	-	225,100

Total Liabilities	64,403	298,555

Contingencies (Note 1)
Stockholders’ Deficit

Common Stock: Unlimited common shares authorized without par value; 14,512,235 shares issued and outstanding, respectively	4,243,545	4,243,545
Share Subscriptions (Note 5)	380,000	-

Deficit Accumulated During the Development Stage	(4,589,797)	(4,528,347)

Total Stockholders’ Deficit	33,748	(284,802)

Total Liabilities and Stockholders’ Deficit	98,151	13,753

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(Expressed in Canadian dollars)

(Unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to May 31,	Three Months Ended

		May 31,	May 31,
	2010	2010	2009
	$	$	$

Revenue	–	–	–

Expenses

Acquisition costs written-off	347,815	–	–
Amortization	22,041	637	818
Bad debts	20,658	–	–
Consulting and management fees (Note 4(a))	754,979	31,116	9,125
Investor and public relations	94,268	–	–
Office, rent and telephone (Note 4(b))	499,928	13,024	8,794
Professional fees (Note 4(c))	688,481	14,175	14,132
Equipment write-off	2,066	2,066
Transfer agent and regulatory fees	136,983	4,632	4,242
Travel and promotion	331,562	8,021	–

Total Expenses	2,898,781	73,671	37,111

Loss from Operations	(2,898,781)	(73,671)	(37,111)

Other Income (Expense)

Accounts payable written-off	49,341	–	–
Provision for advances receivable	(75,943)	–	–
Gain on debt derecognition	40,526	12,393	–
Interest and other income	29,339	(172)	–

Total Other Income (Expense)	43,263	12,221	–

Net Loss Before Discontinued Operations	(2,855,518)	(61,450)	(37,111)

Loss from Discontinued Operations	(1,734,279)	–	–

Net Loss for the Period	(4,589,797)	(61,450)	(37,111)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)

Weighted Average Shares Outstanding		14,512,235	14,512,235

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in Canadian dollars)

(Unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to May 31,	Three Months Ended

		May 31,	May 31,
	2010	2010	2009
	$	$	$

Operating Activities

Net loss for the period	(4,589,797)	(61,450)	(37,111)

Adjustments to reconcile net loss to net cash used in operating activities

Acquisition costs written-off	347,815	–	–
Amortization	23,643	637	818
Equipment write-off	2,066	2,066	–
Gain on debt derecognized	(52,919)	(12,393)	–
Provision for advances receivable	464,169	–	–
Bad debts	20,658	–	–

Changes in operating assets and liabilities

Amounts receivable	(22,632)	(530)	2,359
Advances to Pacific Bio-Pharmaceuticals, Inc.	(65,447)	–	–
Prepaid expenses	–	5,438	–
Accounts payable and accrued liabilities	324,585	4,185	11,616

Net Cash Used in Operating Activities	(3,547,859)	(62,047)	(22,318)

Investing Activities

Net cash used in discontinued operations	(362,241)	–	–
Acquisition of property and equipment	(30,696)	(821)	–

Net Cash Used in Investing Activities	(392,937)	(821)	–

Financing Activities

Proceeds from loans payable	120,409	–	–
Repayment of loans	(202,200)	(122,200)	–
Issuance of common shares	3,663,051	–	–
Share issuance costs	(41,097)	–	–
Share subscriptions	380,000	380,000	–
Due to related parties	122,200	(102,900)	25,550
Bank overdraft	–	(844)	–

Net Cash Provided by Financing Activities	4,042,363	154,056	25,550

Effect of Exchange Rate Changes on Cash	(10,379)	–	(1,806)
Increase in Cash	91,188	91,188	1,426

Cash - Beginning of Period	–	–	295

Cash - End of Period	91,188	91,188	1,721

Non-cash Investing and Financing Activities

Shares issued to settle debt	247,791	–	–
Shares issued for finders’ fees	50,400	–	–
Shares issued to acquire mineral properties	275,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2010, the Company has a working capital of $28,760 and has accumulated losses of $4,589,797 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended February 28, 2010, included in the Company’s Annual Report on Form 10-K, filed with the SEC.

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

(Expressed in Canadian dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

(h)

Financial Instruments

Our financial instruments consist principally of cash, amounts receivable and accounts payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

(i)

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at May 31, 2010 and February 28, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements

(j)

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

(k)

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

(l)

Recent Accounting Pronouncements

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

(Expressed in Canadian dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

(m)

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.

Property and Equipment

	Cost $	Accumulated Amortization $	May 31, 2010 Net Carrying Value $	February 28, 2010 Net Carrying Value $

Computer equipment	6,864	4,021	2,843	4,385
Furniture and equipment	6,932	6,326	606	638
Leasehold improvements	6,157	4,618	1,539	1,847

	19,953	14,965	4,988	6,870

4.

Related Party Transactions and Balances

(a)

For the three months ended May 31, 2010, the Company paid or accrued $7,500 (2009 - $7,500) in management fees to a company controlled by the President of the Company.

(b)

For the three months ended May 31, 2010, the Company incurred $7,500 (2009 - $7,500) in rent and administrative services to a company controlled by the President of the Company.

(c)

For the three months ended May 31, 2010, the Company paid or accrued $6,000 (2009 - $6,000) in professional fees to a company controlled by a director.

(d)

As at May 31, 2010, an amount of $Nil (February 28, 2010 - $53,050) is owed to the spouse of the President of the Company and is without interest, unsecured and due on demand.

(e)

As at May 31, 2010, an amount of $Nil (February 28, 2010 - $134,850) is owed to companies controlled by the President and is without interest, unsecured and due on demand.

(f)

As at May 31, 2010, an amount of $Nil (February 28, 2010 - $29,400) is owed to a company controlled by a Director of the Company and is without interest, unsecured and due on demand.

(g)

As at May 31, 2010, an amount of $Nil (February 28, 2010 - $7,800) is owed to the President of the Company and is without interest, unsecured and due on demand.

5.

Subsequent Events

On June 14, 2010, the Company announced that it had closed its non-brokered private placement.  The Company sold 6,000,000 units (the “Units”) at $0.10 per Unit for gross proceeds of $600,000.  Each Unit consists of one common share and one non-transferable share purchase warrant.  Each share purchase warrant entitles the holder thereof to purchase an additional common share in the Company at a price of $0.15 for a period of one year from the date of closing.  The Company paid finder’s fees in the amount of $25,200 to various arm’s length parties in connection with this private placement.  All the shares issued in this private placement and any resulting shares issued upon the exercise of any warrants will be subject to a hold period expiring on October 12, 2010. During the three month period ended May 31, 2010 the Company received $380,000 as share subscriptions received in advance of closing this private placement.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing. The Company has incurred net losses each year since inception and, as of 5/31/2010 had an accumulated deficit of ($4,589,797).

On 5/29/2008, following a year of due diligence and attempting to consummate the acquisition, the Company announced termination of its agreement to acquire Pacific Bio-Pharmaceuticals Inc.

The Company is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.

Operating Expenses for the Three Months Ended 5/31/2010 were $73,671 compared to $37,111 for the same period last year.  “Consulting/management fees” were lower ($31,116 vs. $9,125); ($7,500 vs. $7,500) paid/accrued to Myntek Management Services Inc.; and ($23,666 vs. $1,625) paid to third parties, the decrease relating to increased corporate activity.  “Professional fees” were lower ($14,175 vs. $14,132): ($6,000 vs. $6,000) paid/accrued to Wynson Management Services Ltd.; and ($8,175 vs. $8,132) paid to third parties, the decrease was due to decreased corporate activity.  “Office/Rent/Telephone” ($13,024 vs. $8,794) and “travel/promotion” ($8,021 vs. $0) rose significantly as a result of increased corporate activity.  Net Loss was ($61,450) including a $12,393 gain from de-recognition of debt vs. ($37,111).  Loss Per Share was ($0.00) vs ($0.00) in the prior year period.

Liquidity and Capital Resources

The Company had working capital of $28,760 at 5/31/2010, compared to a working capital deficit of ($291,672) at 2/28/2010; the Company used early proceeds ($380,000) of the private placement underway to repay loans ($122,200) and “due to related parties” ($102,900).  Net Cash used in Operating Activities was ($62,047) vs. ($22,318) in the prior year period.  Net Cash Provided by Financing Activities was $154,056, including the aforementioned “share subscriptions”, “repayment of loans” and “due to related parties”.  Net Cash Used in Investing Activities was $821.

Effective 6/14/2010, the Company closed a private placement of 6,000,000 units (the “Units”) at $0.10 per Unit for gross proceeds of $600,000.  Each Unit consists of one common share and one non-transferable share purchase warrant.  Each share purchase warrant entitles the holder thereof to purchase an additional common share in the Company at a price of $0.15 for a period of one year from the date of closing.  The Company paid finder’s fees in the amount of $25,200 to various arm’s length parties in connection with this private placement.  All the shares issued in this private placement and any resulting shares issued upon the exercise of any warrants will be subject to a hold period expiring on October 12, 2010.

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

Changes in Internal Control/Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

          Not Applicable

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No Disclosure Necessary

ITEM 1A.  RISK FACTORS

          Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  No Disclosure Necessary

         b.  No Disclosure Necessary

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

         a.  Reports on Form 8-K:

             1. Form 8-K filed 3/05/2010, regarding a press release announcing a proposed private placement.

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

Bi-Optic Ventures Inc. – SEC File No. 000-49685

Registrant

Date: July 14, 2010         /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director