Form 10-Q
period 2010-08-31
BI-OPTIC VENTURES INC
filed 2010-10-08
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended August 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 9/30/2010: 20,512,235 Common Shares w/o par value

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. FINANCIAL STATEMENTS SIX MONTHS ENDED AUGUST 31, 2010

Bi-Optic Ventures Inc.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	August 31,	February 28,
	2010 $ (Unaudited)	2010 $ (Audited)

Assets

Current Assets

Cash	168,923	-
Amounts receivable	5,144	1,445
Prepaid expenses	-	5,438

Total Current Assets	174,067	6,883

Property and Equipment (Note 3)	6,492	6,870

Total Assets	180,559	13,753

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	-	844
Accounts payable	46,202	60,218
Accrued liabilities	2,571	12,393
Due to related parties (Note 4)	-	225,100

Total Liabilities	48,773	298,555

Contingencies (Note 1)
Subsequent Event (Note 7)
Stockholders’ Deficit

Common Stock: Unlimited common shares authorized without par value; 20,512,235 shares issued and outstanding, respectively	4,808,096	4,243,545

Deficit Accumulated During the Development Stage	(4,676,310)	(4,528,347)

Total Stockholders’ Deficit	131,786	(284,802)

Total Liabilities and Stockholders’ Deficit	180,559	13,753

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

(Unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to August 31,	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Revenue	–	–			–

Expenses

Acquisition costs written-off	347,815	–	–	–	–
Amortization	22,911	870	817	1,507	1,635
Bad debts	20,658	–	–	–	–
Consulting and management fees (Note 4(a))	772,605	17,626	10,562	48,741	19,687
Investor and public relations	94,268	–	641	–	641
Office, rent and telephone (Note 4(b))	514,112	14,184	12,119	27,382	20,913
Professional fees (Note 4(c))	730,243	41,762	12,229	55,937	26,361
Equipment write-off	2,066	–	–	2,066	–
Transfer agent and regulatory fees	144,177	7,194	5,546	11,825	9,788
Travel and promotion	336,439	4,877	1,249	12,898	1,249

Total Expenses	2,985,294	86,513	43,163	160,356	80,274

Loss from Operations	(2,985,294)	(86,513)	(43,163)	(160,356)	(80,274)

Other Income (Expense)

Accounts payable written-off	49,341	–	–	–	–
Provision for advances receivable	(75,943)	–	–	–	–
Gain on debt derecognition	40,526	–	–	–	–
Interest and other income	29,339	–	–	12,393	–

Total Other Income (Expense)	43,263	–	–	12,393	–

Net Loss Before Discontinued Operations	(2,942,031)	(86,513)	(43,163)	(147,963)	(80,274)

Loss from Discontinued Operations	(1,734,279)	–	–	–	–

Net Loss for the Period	(4,676,310)	(86,513)	(43,163)	(147,963)	(80,274)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)	(0.01)	(0.01)

Weighted Average Shares Outstanding		19,794,844	14,512,235	17,153,539	14,512,235

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

(Unaudited)

	Accumulated from May 31, 1984 (Date of Inception) to August 31,	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Operating Activities

Net loss for the period	(4,676,310)	(86,513)	(43,163)	(147,963)	(80,274)

Adjustments to reconcile net loss to net cash used in operating activities

Acquisition costs written-off	347,815	–	–	–	–
Amortization	24,513	870	817	1,507	1,635
Equipment write-off	2,066	–	–	2,066	–
Gain on debt derecognized	(52,919)	–	–	(12,393)	–
Provision for advances receivable	464,169	–	–	–	–
Bad debts	20,658	–	–	–	–

Changes in operating assets and liabilities

Amounts receivable	(25,801)	(3,169)	(703)	(3,699)	1,656
Advances to Pacific Bio-Pharmaceuticals, Inc.	(65,447)	–	–	–	–
Prepaid expenses	–	–	–	5,438	–
Accounts payable and accrued liabilities	308,955	(15,628)	7,806	(11,445)	19,422

Net Cash Used in Operating Activities	(3,652,301)	(104,440)	(35,243)	(166,489)	(57,561)

Investing Activities

Net cash used in discontinued operations	(362,241)	–	–	–	–
Acquisition of property and equipment	(33,070)	(2,374)	–	(3,195)	–

Net Cash Used in Investing Activities	(395,311)	(2,374)	–	(3,195)	–

Financing Activities

Proceeds from loans payable	120,409	–	–	–	–
Repayment of loans	(202,200)	–	–	(122,200)	–
Issuance of common shares	4,263,051	600,000	–	600,000	–
Share issuance costs	(76,546)	(35,449)	–	(35,449)	–
Share subscriptions	–	(380,000)	–	–	–
Due to related parties	122,200	–	32,300	(102,900)	57,850
Bank overdraft	–	–	1,189	(844)	1,189

Net Cash Provided by Financing Activities	4,226,914	184,551	33,489	338,607	59,039

Effect of Exchange Rate Changes on Cash	(10,379)	–	33	–	(1,773)
Change in Cash	168,923	77,735	(1,721)	168,923	(295)

Cash - Beginning of Period	–	91,188	1,721	–	295

Cash - End of Period	168,923	168,923	–	168,923	–

Non-cash Investing and Financing Activities

Shares issued to settle debt	247,791	–	–	–	–
Shares issued for finders’ fees	50,400	–	–	–	–
Shares issued to acquire mineral properties	275,000	–	–	–	–

Supplemental Disclosures

Interest paid	–	–	–	–	–
Income tax paid	–	–	–	–	–

(The accompanying notes are an integral part of the financial statements)

Bi-Optic Ventures Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From February 29, 2004 to August 31, 2010

(expressed in Canadian dollars)

(Unaudited)

	Common Stock		Common Stock	Deficit Accumulated During the Development
	Shares	Amount	Subscribed	Stage	Total
	#	$	$	$	$

Balance – February 29, 2004	5,164,235	2,719,192	48,400	(2,913,692)	(146,100)

Shares issued pursuant to a private placement at $0.16 per share	1,500,000	240,000	(48,400)	–	191,600

Shares issued pursuant to the exercise of warrants at $0.215 per share	350,000	75,250	–	–	75,250

Share issuance costs	–	(9,912)	–	–	(9,912)

Net loss for the year	–	–	–	(293,380)	(293,380)

Balance – February 28, 2005	7,014,235	3,024,530	–	(3,207,072)	(182,542)

Shares issued pursuant to a private placement at $0.25 per share	929,000	232,250	–	–	232,250

Shares issued pursuant to the exercise of warrants at $0.215 per share	1,150,000	247,250	–	–	247,250

Share issuance costs	–	(11,550)	–	–	(11,550)

Net loss for the year	–	–	–	(199,802)	(199,802)

Balance – February 28, 2006	9,093,235	3,492,480	–	(3,406,874)	85,606

Shares issued pursuant to the exercise of warrants at $0.30 per share	919,000	275,700	–	–	275,700

Net loss for the year	–	–	–	(407,597)	(407,597)

Balance – February 28, 2007	10,012,235	3,768,180	–	(3,814,471)	(46,291)

Net loss for the year	–	–	–	(303,775)	(303,775)

Balance – February 29, 2008	10,012,235	3,768,180	–	(4,118,246)	(350,066)
Shares issued pursuant to a private placement at $0.11 per share	4,500,000	495,000	–	–	495,000
Share issuance costs	–	(19,635)	–	–	(19,635)
Net loss for the year	–	–	–	(294,713)	(294,713)
Balance – February 28, 2009	14,512,235	4,243,545	–	(4,412,959)	(169,414)
Net loss for the year	–	–	–	(115,388)	(115,388)
Balance – February 28, 2010	14,512,235	4,243,545	–	(4,528,347)	(284,802)
Shares issued pursuant to a private placement at $0.10 per share	6,000,000	600,000	–	–	600,000
Share issuance costs	–	(35,449)	–	–	(35,449)
Net loss for the period ended August 31, 2010	–	–	–	(147,963)	(147,963)
Balance – August 31, 2010	20,512,235	4,808,096	–	(4,676,310)	(131,786)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2010, the Company has an accumulated loss of $4,676,310 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates (continued)

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

(i)

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at August 31, 2010 and February 28, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements

 (j)

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

(l)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (continued)

(m)

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.

Property and Equipment

	Cost $	Accumulated Amortization $	August 31, 2010 Net Carrying Value $	February 28, 2010 Net Carrying Value $

Computer equipment	9,238	4,551	4,687	4,385
Furniture and equipment	6,932	6,358	574	638
Leasehold improvements	6,157	4,926	1,231	1,847

	22,327	15,835	6,492	6,870

4.

Related Party Transactions

(a)

For the six months ended August 31, 2010, the Company incurred $15,000 (2009 - $15,000) in management fees to a company controlled by the President of the Company.

(b)

For the six months ended August 31, 2010, the Company incurred $15,000 (2009 - $15,000) in rent and administrative services to a company controlled by the President of the Company.

(c)

For the six months ended August 31, 2010, the Company incurred $12,000 (2009 - $12,000) in professional fees to a company controlled by a director.

(d)

As at August 31, 2010, an amount of $Nil (February 28, 2010 - $53,050) is owed to the spouse of the President of the Company and is without interest, unsecured and due on demand.

(e)

As at August 31, 2010, an amount of $Nil (February 28, 2010 - $134,850) is owed to companies controlled by the President and is without interest, unsecured and due on demand.

(f)

As at August 31, 2010, an amount of $Nil (February 28, 2010 - $29,400) is owed to a company controlled by a Director of the Company and is without interest, unsecured and due on demand.

(g)

As at August 31, 2010, an amount of $Nil (February 28, 2010 - $7,800) is owed to the President of the Company and is without interest, unsecured and due on demand.

5.

Share Capital

On June 11, 2010, the Company issued 6,000,000 units at $0.10 per unit for gross proceeds of $600,000.  Each unit consisted of one common share and one share purchase warrant to purchase an additional share at $0.15 per share expiring on June 11, 2011.  The Company paid a finder’s fee of $25,200 and legal fees of $10,249 in connection with this private placement.

Bi-Optic Ventures Inc.

(A Development Stage Company)

Notes to the Financial Statements

(expressed in Canadian dollars)

(Unaudited)

6.

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of shares	Weighted average exercise price
Balance, February 28, 2010	-	-
Issued	6,000,000	$ 0.15
Exercised	-	-

Balance, August 31, 2010	6,000,000	$ 0.15

7.

Subsequent Event

On September 20, 2010, the Company entered into a letter of intent with Eidam Diagnostics Corporation (“Eidam”), and all of the shareholders of Eidam in a reverse takeover pursuant to which the Company has agreed to acquire 100% of the issued and outstanding shares of Eidam in exchange for up to 67,870,000 common shares or such other number as allowed by the TSX Venture Exchange. The Company also agrees to reserve up to an additional 24,451,250 common shares of the Company to be issued on conversion of the preferred shares of Eidam, which may be issued as part of a private placement being completed concurrently to raise gross proceeds of up to $3,000,000. The final terms and conditions of the Private Placement will be mutually agreed upon by the Company and Eidam.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 8/31/2010 had an accumulated deficit of ($4,676,310).

On 5/29/2008, following a year of due diligence and attempting to consummate the acquisition, the Company announced termination of its agreement to acquire Pacific Bio-Pharmaceuticals Inc.  Thererafter, the Company spent the next two years evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis.

On 9/20/2010, the Company entered into a letter of intent with Eidam Diagnostics Corporation (“Eidam”), and all of the shareholders of Eidam in a reverse takeover pursuant to which the Company has agreed to acquire 100% of the issued and outstanding shares of Eidam in exchange for up to 67,870,000 common shares or such other number as allowed by the TSX Venture Exchange.  The Company also agrees to reserve up to an additional 24,451,250 common shares of the Company to be issued on conversion of the preferred shares of Eidam, which may be issued as part of a private placement being completed concurrently to raise gross proceeds of up to $3,000,000.  The final terms and conditions of the Private Placement will be mutually agreed upon by the Company and Eidam.  The potential acquisition is not yet probable.

Eidam owns the intellectual property to certain computerized regulation thermography related to its CRT 2000® Thermographic System (“CRT 2000®”) medical device and related software.  The CRT 2000® is a noninvasive, reproducible thermographic tool that evaluates pre-determined skin temperature points and is able to detect the changes in the body's temperature regulation to produce data that can be used for adjunctive diagnosis of certain diseases.

Operating Expenses for the Six Months Ended 8/31/2010 were $160,356 compared to $80,274 for the same period last year.  “Consulting/management fees” were higher ($48,741 vs. $19,687); ($15,000 vs. $15,000) paid/accrued to Myntek Management Services Inc.; and ($33,741 vs. $4,687) paid to third parties, the decrease relating to increased corporate activity, primarily related to acquisition activities.  Professional fees” were higher ($55,937 vs. $26,361): ($12,000 vs. $12,000) paid/accrued to Wynson Management Services Ltd.; and

($43,937 vs. $14,361) paid to third parties, the increase was due to increased corporate activity.  “Office/Rent/Telephone” ($27,382 vs. $20,913) and “travel/promotion” ($12,898 vs. $1,249) rose significantly as a result of increased corporate activity.  Net Loss was ($147,963) including a $12,393 gain from de-recognition of debt vs. ($80,274).  Loss Per Share was ($0.01) vs ($0.01) in the prior year period.

Liquidity and Capital Resources

The Company had working capital of $125,294 at 8/31/2010, compared to a working capital deficit of ($291,672) at 2/28/2010.  The Company used early proceeds ($380,000) of the private placement underway to repay loans ($122,200) and “due to related parties” ($102,900).  Net Cash Used in Operating Activities was ($166,489) vs. ($57,561) in the prior year period.  Net Cash Provided by Financing Activities was $338,607, including the aforementioned “share subscriptions”, “repayment of loans” and “due to related parties”.  Net Cash Used in Investing Activities was ($3,195).

Effective 6/14/2010, the Company closed a private placement of 6,000,000 units (the “Units”) at $0.10 per Unit for gross proceeds of $600,000.  Each Unit consists of one common share and one non-transferable share purchase warrant.  Each share purchase warrant entitles the holder thereof to purchase an additional common share in the Company at a price of $0.15 for a period of one year from the date of closing.  The Company paid finder’s fees in the amount of $25,200 and also legal fees of $10,249 to various arm’s length parties in connection with this private placement.  All the shares issued in this private placement and any resulting shares issued upon the exercise of any warrants are subject to a hold period expiring on October 12, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-Q, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of August 31, 2010, and concluded the disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control/Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

          Not Applicable

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No Disclosure Necessary

ITEM 1A.  RISK FACTORS

          Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  In June 2010, the Company closed its non-brokered private placement; selling 6,000,000 units (the “Units”) at CDN$0.10 per Unit for gross proceeds of CDN$600,000.  Each Unit consists of one common share and one non-transferable share purchase warrant.  Each share purchase warrant entitles the holder thereof to purchase an additional common share in the Company at a price of CDN$0.15 for a period of one year from the date of closing.  The Company paid finder’s fees in the amount of CDN$25,200 and also legal fees of CDN$10,249 to various arm’s length parties in connection with this private placement.  All the shares issued in this private placement and any resulting shares issued upon the exercise of any warrants will be subject to a hold period expiring on October 12, 2010.  The proceeds of the offering will be used for general working capital purposes.  The private placement was conducting in Canada under an exemption from US registration under Regulation S.

         b.  No Disclosure Necessary

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

         a.  Reports on Form 8-K:

             1. Form 8-K filed 3/05/2010, regarding a press release announcing a proposed private placement.

             2. Form 8-K filed 6/17/2010, regarding a press release announcing the closing of a private placement.

             3. Form 8-K filed 8/20/2010, containing AGM document.

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: October 7, 2010         /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director