Form 10-K
period 2011-02-28
BI-OPTIC VENTURES INC
filed 2011-06-01
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fiscal Year Ended February 28, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ ] Yes    [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange

Large accelerated filer [ ]                              Accelerated filer         [ ]

Non-accelerated filer   [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X] Yes    [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $820,489

Common Shares outstanding at May 15, 2011:  20,512,235 Shares

Index to Exhibits on Page 41

BI-OPTIC VENTURES INC.

FORM 10-K ANNUAL REPORT

FISCAL 2011 ENDED FEBRUARY 28, 2011

TABLE OF CONTENTS

INTRODUCTION

3

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A. RISK FACTORS

7

ITEM 2.  DESCRIPTION OF PROPERTY

11

ITEM 3.  LEGAL PROCEEDINGS

11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

PART II

11

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

11

ITEM 6.  SELECTED FINANCIAL DATA

13

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

14

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

16

ITEM 8.  FINANCIAL STATEMENTS

17

ITEM 9A. CONTROLS AND PROCEDURES

30

ITEM 9B. OTHER INFORMATION

31

PART III

32

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

32

ITEM 11. EXECUTIVE COMPENSATION

37

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

         STOCKHOLDER MATTERS

39

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

40

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICE

41

PART IV

41

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

41

SIGNATURE PAGE

42

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

BUSINESS OF BI-OPTIC VENTURES INC.

Bi-Optic Ventures Inc. has spent the last three years evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis.  On 9/20/2010, the Company entered into a letter of intent with Eidam Diagnostics Corporation (“Eidam”), and all of the shareholders of Eidam in a reverse takeover pursuant to which the Company has agreed to acquire 100% of the issued and outstanding shares of Eidam in exchange for up to 67,870,000 common shares or such other number as allowed by the TSX Venture Exchange.  The Company also agrees to reserve up to an additional 24,451,250 common shares of the Company to be issued on conversion of the preferred shares of Eidam, which may be issued as part of a private placement being completed concurrently to raise gross proceeds of up to $3,000,000.  The final terms and conditions of the Private Placement will be mutually agreed upon by the Company and Eidam.  The potential acquisition is not yet probable.

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

PART I

ITEM 1.  BUSINESS

1.A.  General Development of Business

Introduction

Bi-Optic Ventures Inc. (hereinafter is also referred to as the “Company” and/or the “Registrant”) for during the last fiscal year had no material business activity, having spent the last couple of years evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis.

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

 1030 West Georgia Street, #1518, Vancouver, British Columbia, Canada  V6E 2Y3

 Telephone: 604-689-2646

 Facsimile: 604-689-1289

The contact person is Harry Chew, President/CEO/CFO and Director.

The Company’s authorized capital includes an unlimited number of common shares without par value.  As of 2/28/2011, there were 20,512,235 common shares outstanding.  As of 5/15/2011, there were 20,512,235 common shares outstanding.

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

Fiscal Year	Nature of Share Issuance	Number of Securities	Gross Amount
Fiscal 2011	Private Placement of Units	6,000,000	$600,000
Fiscal 2010	Nil	Nil	$nil
Fiscal 2009	Private Placement of Units	4,500,000	$495,000

Capital Expenditures

Fiscal Year	Capital Expenditures	Purpose
Fiscal 2011	$nil
Fiscal 2010	$nil
Fiscal 2009	$nil

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

Since May 2008, the Company had been evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis.

Eidam Diagnostics Corporation

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

Seasonality: No Disclosure Necessary

Dependency upon Patents/Licenses/Processes: No Disclosure Necessary

Dependency upon Customers: No Disclosure Necessary

Employees

As of 5/15/2011, 2/28/2011, and 2/28/2010, the Company had two “employees”.  Its two executive officers have been responsible for the operations of the Company on a consulting basis.

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

Risks Relating to Financial Condition

Bi-Optic Ventures Has Accumulated Losses Since Inception Which Raise Substantial Doubt About Its Ability To Continue As A Going Concern.

Since inception through 2/28/2011, the Company has incurred aggregate losses of ($4,823,240).  Our losses from operations for the years ended 2/28/2011 and 2/28/2010 were ($307,286) and ($159,303), respectively. There is no assurance that we will identify a profitable business to acquire or merge with and generate positive cash flow in the future.

The Auditors' Report on the 2/28/2011 financial statements includes an additional comment that states that there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

Bi-Optic Ventures’ History Of Operating Losses Is Likely To Lead To The Need For Additional, Potentially Unavailable, Financings And Related Problems.

The Company has a history of losses: ($294,893) and ($115,388) in Fiscal 2011 and Fiscal 2010, respectively.  Despite recent capital infusions, the Company may require significant additional funding to meet its long-term business objectives, unless the trend of losses is reversed.  The Company may not be able to obtain additional financing on reasonable terms, or at all.  If equity financing is required, then such financings could result in significant dilution to existing shareholders.  The Company has historically obtained the preponderance of its financing through the issuance of equity.  There are an unlimited number of authorized common shares.  The Company has no current plans to obtain financing through means other than equity financing and/or loans.  Such losses and the resulting need for external financings could result in losses of investment value.

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

The Company’s Senior Management, Directors and greater-than-five-percent stockholders (and their affiliates), acting together, hold approximately 20% of the shares of the Company, on a diluted basis, and have the ability to control substantially all matters submitted to the Company’s stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets) and to control the Company’s management and affairs.  Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the Company’s stock.

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

The following table lists the volume of trading and high, low and closing sales prices on the NASD Electronic OTC Bulletin Board for the Company's common shares for: the last nine fiscal quarters.  Trading started on 6/19/2003.  On 5/15/2011 the closing price was US$0.07 (last trade 3/10/2011).

Table No. 1

NASD Electronic OTC Bulletin Board

Common Shares Trading Activity

Period Ended	Volume	High	Low	Closing
Quarterly
2/28/2011	8,100	$0.20	$0.07	$0.07
11/30/2010	1,000	$0.20	$0.07	$0.20
8/31/2010	nil	$0.07	$0.07	$0.07
5/31/2009	9,100	$0.05	$0.04	$0.04
2/28/2010	10,100	$0.07	$0.04	$0.04
11/30/2009	3,800	$0.07	$0.07	$0.07
8/31/2009	1,000	$0.07	$0.04	$0.04
5/31/2009	9,100	$0.05	$0.04	$0.04
2/28/2009	4,700	$0.08	$0.05	$0.05

Stock Options

The Company does not have a written stock option plan in place currently.

No stock options were granted or exercised during Fiscal 2011 or Fiscal 2010.

As of 5/15/2011, no stock options were outstanding.

Holders

The Company's common shares are issued in registered form and the following information is taken from the records of Computershare Trust Company of Canada (located in Vancouver, British Columbia, Canada), the registrar and transfer agent for the common shares.

On 4/30/2011 the shareholders' list for the Company's common shares showed 65 registered shareholders and 20,512,235 common shares outstanding.  54 of these shareholders were Canadian residents, holding 20,113,239 shares representing about 98% of the issued and outstanding common shares.  10 of these shareholders were U.S. residents, holding 393,996 shares representing about 2% of the issued and outstanding common shares.

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

Securities Authorized For Issuance Under Equity Compensation Plans: None

Use of Proceeds From Sales of Securities is for working capital

Recent Sales of Unregistered Securities

The Company relied on the exemptions from U.S. registration under Regulation S for the following private placements of securities to only Canadian residents:

Fiscal 2011	Private Placement of Units	6,000,000	$600,000
Fiscal 2010	None
Fiscal 2009	Private Placement of Units	4,500,000	$495,000
Fiscal 2008	None
Fiscal 2007	Exercise of Warrants	919,000	$275,700

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in the following table for the Company for: Fiscal 2011 Ended February 28th was derived from the financial statements of the Company that have been audited by Saturna Group Chartered Accountants LLP; and for Fiscal 2010 Ended February 28th was derived from the financial statements of the Company that were audited Manning Elliott LLP, Chartered Accountants, as indicated in their reports included elsewhere in this Annual Report. The selected financial data set forth for the Fiscal 2009/2008/2007 are derived from the Company's audited financial statements, not included herein.

The Company's financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).

The selected financial data should be read in conjunction with the financial statements and other financial data included elsewhere in this Annual Report.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the near future.

Table No. 2 Selected Financial Data Table (CDN$)
	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	2/28/2011	2/28/2010	2/28/2009	2/29/2008	2/28/2007
Sales Revenue	$0	$0	$0	$0	$0
Operating Income (Loss)	($307,286)	($159,303)	($218,770)	($303,775)	($407,597)
Net Income (Loss)	($294,893)	($115,388)	($294,713)	($303,775)	($407,597)
Basic/Diluted (Loss) Per Share	($0.02)	($0.01)	($0.02)	($0.03)	($0.04)
Dividends Per Share	$0	$0	$0	$0	$0
Weighted Avg. Shares O/S	18,819,084	14,512,235	12,798,536	10,012,235	9,546,000
Period-End Shares O/S	20,512,235	14,512,235	14,512,235	10,012,235	10,012,235
Working Capital (Deficit)	($20,610)	($291,672)	($179,554)	($364,301)	($60,429)
Long-Term Obligations	$0	$0	$0	$0	$0
Capital Stock	$4,808,095	$4,243,545	$4,243,545	$3,768,180	$3,768,180
Shareholder’s Equity (Deficit)	($15,145)	($284,802)	($169,414)	($350,066)	($46,291)
Total Assets	$27,796	$13,753	$14,609	$101,412	$26,701

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan Of Operations

Source of Funds for Fiscal 2012

The Company’s primary source of funds since incorporation has been through the issuance of common stock and loans.  The Company has had no revenue from operations to date and does not anticipate revenues in the foreseeable future.

The Company had a working capital deficit of ($20,610) at 2/28/2011.  The Company is evaluating and performing due diligence regarding its potential acquisition of Eidam; in association with that acquisition, the Company and Eidam contemplate a private placement of about $3.0 million.  It is still uncertain whether the acquisition or the private placement will be consummated.

In addition, the Company has had discussions with third parties about an additional equity offering and/or loans; but the talks as of 5/15/2011 were preliminary.

Use of Funds for Fiscal 2012

During Fiscal 2012, the Company estimates that it might expend $144,000 on general/administrative expenses; although, this figure is subject to uncertainties including potential acquisition.  It is impossible to precisely estimate the probable capital expenditures associated with any possible acquisitions that might be consummated during Fiscal 2012.

Anticipated Changes to Facilities/Employees

The Company has no plans to acquire any new facilities.  The Company has no plans to add any additional personnel; however, if a business acquisition is consummated, additional personnel might be required.

Management’s Discussion and

Analysis of Financial Condition and Results of Operations

Overview

Since May 2008, the Company had been evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis.

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

Liquidity and Capital Resources

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

Effective 6/14/2010, the Company closed a private placement of 6,000,000 units (the “Units”) at $0.10 per Unit for gross proceeds of $600,000.  Each Unit consists of one common share and one non-transferable share purchase warrant.  Each share purchase warrant entitles the holder thereof to purchase an additional common share in the Company at a price of $0.15 for a period of one year from the date of closing.  The Company paid finder’s fees in the amount of $25,200 and also legal fees of $10,250 to various arm’s length parties in connection with this private placement.  All the shares issued in this private placement and any resulting shares issued upon the exercise of any warrants were subject to a hold period that expired on 10/12/2010.

Fiscal 2011 Ended 2/28/2011

Working Capital deficit was ($ 20,610) at 2/28/2011.

Working Capital deficit was ($291,672) at 2/28/2010.

Working Capital deficit was ($179,554) at 2/28/2009.

Cash Used in Fiscal 2011 Operating Activities totaled ($327,997), including the ($294,893) Net Loss; the only significant adjusting items was “write-down of property and equipment” of $2,066, amortization of $2,534, “gain on debt de-recognition” of ($12,393), and a ($25,311) net change in operating assets and liabilities.  Net Cash Provided by Financing Activities was $338,606; this included the aforementioned private placement of $600,000, share issuance costs of ($35,450), “due to related parties” of ($225,100), and “bank overdraft” of ($844).  Net Cash Used in Investing Activities was ($3,195) for the acquisition of property and equipment.

Fiscal 2010 Ended 2/28/2010

Cash Used in Fiscal 2010 Operating Activities totaled ($140,117), including the ($115,388) Net Loss; the only significant adjusting items was amortization of $3,270, a ($40,526) gain on debt de-recognized, and a $12,527 net change in operating assets and liabilities.  Net Cash Provided by Financing Activities was $142,019; this included $141,175 regarding advances and loans made to the Company from related parties.  Net Cash Used in Investing Activities was $nil.

Results of Operations

Fiscal 2011 Ended 2/28/2011

Since May 2008, the Company had been evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis.

Operating Expenses for Fiscal 2011 ended 2/28/2011 were $307,286 compared to $159,303 for last year.  “Consulting/management fees” were double ($75,925 vs. $38,149): ($30,000 vs. $30,000) incurred to Myntek Management Services Inc.; and ($45,925 vs. $8,149) paid to third parties, the increase relating to payments made this year to consultants for project investigation costs.  “Professional fees” were higher ($137,005 vs. $48,393): ($24,000 vs. $24,000) incurred to Wynson Management Services Ltd.; and ($113,005 vs. $24,393) paid to third parties, the increase was due to increased legal fees relating to higher due diligence costs this year for project investigation.  “Office/Rent/Telephone” was up modestly ($51,777 vs. $46,073) as a result of higher corporate activity.

Net Loss for Fiscal 2011 was ($294,893).  Loss Per Share was ($0.02).

Fiscal 2010 Ended 2/28/2010

The Company is evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis; but none are yet probable.

Operating Expenses for Fiscal 2010 ended 2/28/2010 were $159,303 compared to $218,770 for last year.  “Consulting/management fees” were lower ($38,149 vs. $61,083): ($30,000 vs. $30,000) incurred to Myntek Management Services Inc.; and ($8,149 vs. $31,083) paid to third parties, the decrease relating to payments made last year to consultants for project investigation costs.  “Professional fees” were much lower ($48,393 vs. $67,248): ($24,000 vs. $24,000) incurred to Wynson Management Services Ltd.; and ($24,393 vs. $43,258) paid to third parties, the decrease was due to reduced legal fees relating to high due diligence costs last year for project investigation.  “Office/Rent/Telephone” dropped significantly ($46,073 vs. $61,244) as a result of reduction in corporate activity.

Net Loss for Fiscal 2010 was ($115,388).  Loss Per Share was ($0.01).

Fiscal 2009 Ended 2/28/2009

The Company was evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis.  Operating Expenses for Fiscal 2009 ended 2/28/2009 were $218,770 compared to $303,275 for last year.  “Consulting/management fees” were materially lower ($61,083 vs. $86,577): ($30,000 vs. $30,000) incurred to Myntek Management Services Inc.; and ($31,083 vs. $56,577) paid to third parties, the decrease relating to payments made last year to consultants for project investigation costs.  “Professional fees” were much lower ($67,248 vs. $97,350): ($24,000 vs. $24,000) incurred to Wynson Management Services Ltd.; and ($43,248 vs. $73,350) paid to third parties, the decrease was due to reduced legal fees relating to high due diligence costs last year for project investigation.  “Travel/Promotion” dropped significantly ($6,776 vs. $31,159) as a result of decreased travel to investigate possible projects for acquisition.

Net Loss for Fiscal 2009 was ($294,713).  Loss Per Share was ($0.02).

Off-Balance Sheet Arrangements: No Disclosure Necessary

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

ITEM 8.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. Financial Statements Years Ended February 28, 2011 and 2010 (Expressed in Canadian dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bi-Optic Ventures Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of Bi-Optic Ventures Inc. (A Development Stage Company) as of February 28, 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and accumulated from March 1, 2010 to February 28, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2011, and the results of its operations and its cash flows for the year then ended and accumulated from March 1, 2010 to February 28, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has a working capital deficit, and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Saturna Group Chartered Accountants LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

May 27, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Bi-Optic Ventures Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Bi-Optic Ventures Inc. (A Development Stage Company) as of February 28, 2010, and the related statements of operations, cash flows and stockholders’ deficit for the year then ended and accumulated for the period from May 31, 1984 (Date of Inception) to February 28, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bi-Optic Ventures Inc. (A Development Stage Company) as of February 28, 2010 and the results of its operations and its cash flows for the year then ended and accumulated for the period from May 31, 1984 (Date of Inception) to February 28, 2010, in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 12, 2010

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	February 28,	February 28,
	2011 $	2010 $

Assets

Current Assets

Cash	7,414	–
Amounts receivable	10,417	1,445
Prepaid expenses	4,500	5,438

Total Current Assets	22,331	6,883

Property and equipment (Note 3)	5,465	6,870

Total Assets	27,796	13,753

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	–	844
Accounts payable	42,941	60,218
Accrued liabilities	–	12,393
Due to related parties (Note 4)	–	225,100

Total Liabilities	42,941	298,555

Nature of Operations and Continuance of Business (Note 1)
Subsequent Event (Note 8)

Stockholders’ Deficit

Common stock: unlimited common shares authorized without par value; 20,512,235 and 14,512,235 shares issued and outstanding, respectively	4,808,095	4,243,545

Deficit accumulated during the development stage	(4,823,240)	(4,528,347)

Total Stockholders’ Deficit	(15,145)	(284,802)

Total Liabilities and Stockholders’ Deficit	27,796	13,753

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

	Year Ended February 28,	Year Ended February 28,	Accumulated from May 31, 1984 (Date of Inception) to February 28,
	2011	2010	2011
	$	$	$

Revenue	–	–	–

Expenses

Acquisition costs written-off	–	–	347,815
Amortization	2,534	3,270	23,938
Bad debts	–	–	20,658
Consulting and management fees (Note 4(a))	75,925	38,149	799,788
Investor and public relations	–	–	94,268
Office, rent and telephone (Note 4(b))	51,777	46,073	538,681
Professional fees (Note 4(c))	137,005	48,393	811,311
Transfer agent and regulatory fees	17,725	16,894	150,076
Travel and promotion	20,254	6,524	343,795
Write-down of property and equipment	2,066	–	2,066

Total Expenses	307,286	159,303	3,132,396

Loss from Operations	(307,286)	(159,303)	(3,132,396)

Other Income (Expense)

Accounts payable written-off	–	–	49,341
Gain on debt derecognition	12,393	40,526	52,919
Interest and other income	–	3,389	17,118
Provision for advances receivable	–	–	(75,943)

Total Other Income (Expense)	12,393	43,915	43,435

Net Loss Before Discontinued Operations	(294,893)	(115,388)	(3,088,961)

Loss from Discontinued Operations	–	–	(1,734,279)

Net Loss for the Period	(294,893)	(115,388)	(4,823,240)

Net Loss Per Share, Basic and Diluted	(0.02)	(0.01)

Weighted Average Shares Outstanding	18,819,084	14,512,235

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

From February 29, 2004 to February 28, 2010

(expressed in Canadian dollars)

	Common Stock		Common Stock	Deficit Accumulated During the Development
	Shares	Amount	Subscribed	Stage	Total
	#	$	$	$	$

Balance, February 29, 2004	5,164,235	2,719,192	48,400	(2,913,692)	(146,100)

Shares issued pursuant to a private placement at $0.16 per share	1,500,000	240,000	(48,400)	–	191,600

Shares issued pursuant to the exercise of warrants at $0.215 per share	350,000	75,250	–	–	75,250

Share issuance costs	–	(9,912)	–	–	(9,912)

Net loss for the year	–	–	–	(293,380)	(293,380)

Balance, February 28, 2005	7,014,235	3,024,530	–	(3,207,072)	(182,542)

Shares issued pursuant to a private placement at $0.25 per share	929,000	232,250	–	–	232,250

Shares issued pursuant to the exercise of warrants at $0.215 per share	1,150,000	247,250	–	–	247,250

Share issuance costs	–	(11,550)	–	–	(11,550)

Net loss for the year	–	–	–	(199,802)	(199,802)

Balance, February 28, 2006	9,093,235	3,492,480	–	(3,406,874)	85,606

Shares issued pursuant to the exercise of warrants at $0.30 per share	919,000	275,700	–	–	275,700

Net loss for the year	–	–	–	(407,597)	(407,597)

Balance, February 28, 2007	10,012,235	3,768,180	–	(3,814,471)	(46,291)

Net loss for the year	–	–	–	(303,775)	(303,775)

Balance, February 29, 2008	10,012,235	3,768,180	–	(4,118,246)	(350,066)

Shares issued pursuant to a private placement at $0.11 per share	4,500,000	495,000	–	–	495,000

Share issuance costs	–	(19,635)	–	–	(19,635)

Net loss for the year	–	–	–	(294,713)	(294,713)

Balance, February 28, 2009	14,512,235	4,243,545	–	(4,412,959)	(169,414)

Net loss for the year	–	–	–	(115,388)	(115,388)

Balance, February 28, 2010	14,512,235	4,243,545	–	(4,528,347)	(284,802)

Shares issued pursuant to a private placement at $0.10 per share	6,000,000	600,000	–	–	600,000

Share issuance costs	–	(35,450)	–	–	(35,450)

Net loss for the year	–	–	–	(294,893)	(294,893)

Balance – February 28, 2011	20,512,235	4,808,095	–	(4,823,240)	(15,145)

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

	Year Ended February 28,	Year Ended February 28,	Accumulated from May 31, 1984 (Date of Inception) to February 28,
	2011	2010	2011
	$	$	$
Operating Activities
Net loss for the period	(294,893)	(115,388)	(4,823,240)

Adjustments to reconcile net loss to net cash used in operating activities

Acquisition costs written-off	–	–	347,815
Amortization	2,534	3,270	25,540
Bad debts	–	–	20,658
Gain on debt derecognition	(12,393)	(40,526)	(52,919)
Provision for advances receivable	–	–	464,169
Write-down of property and equipment	2,066	–	2,066

Changes in operating assets and liabilities

Amounts receivable	(8,972)	2,313	(31,074)
Advances receivable	–	–	(65,447)
Prepaid expenses	938	(5,021)	(4,500)
Accounts payable and accrued liabilities	(17,277)	15,235	303,123

Net Cash Used in Operating Activities	(327,997)	(140,117)	(3,813,809)

Investing Activities

Net cash used in discontinued operations	–	–	(362,241)
Acquisition of property and equipment	(3,195)	–	(33,070)

Net Cash Used in Investing Activities	(3,195)	–	(395,311)

Financing Activities

Proceeds from loans payable	–	–	120,409
Repayment of loans payable	–	–	(80,000)
Bank overdraft	(844)	844	–
Due to related parties	(225,100)	141,175	–
Proceeds from issuance of common shares	600,000	–	4,263,051
Share issuance costs	(35,450)	–	(76,547)

Net Cash Provided by Financing Activities	338,606	142,019	4,226,913

Effect of Exchange Rate Changes on Cash	–	(2,197)	(10,379)

Increase (Decrease) in Cash	7,414	(295)	7,414

Cash, Beginning of Period	–	295	–

Cash, End of Period	7,414	–	7,414

Non-cash Investing and Financing Activities
Shares issued to settle debt	–	–	247,791
Shares issued for finders’ fees	–	–	50,400
Shares issued to acquire mineral properties	–	–	275,000

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

Years Ended February 28, 2011 and 2010

(expressed in Canadian dollars)

1.

Nature of Operations and Continuance of Business

The Company was incorporated in the province of British Columbia, Canada on May 31, 1984. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”. The Company is currently evaluating various business opportunities.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2011, the Company has a working capital deficit of $20,610 and has accumulated losses of $4,823,240 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Furniture and equipment

20% declining balance

Leasehold improvements

5 years straight-line

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

Years Ended February 28, 2011 and 2010

(expressed in Canadian dollars)

2.

Summary of Significant Accounting Policies (continued)

(e)

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment” the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(f)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

As of February 28, 2011 and 2010, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. The open taxation years range from 2008 to 2010. Tax authorities of Canada have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended February 28, 2011 and 2010, there were no charges for interest or penalties.

(g)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

Years Ended February 28, 2011 and 2010

(expressed in Canadian dollars)

2.

Summary of Significant Accounting Policies (continued)

(h)

Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, amounts receivables, accounts payable, accrued liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(i)

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at February 28, 2011 and 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements

(j)

Loss per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive. Warrants are dilutive when the average market price of the common shares during the period exceeds the exercise price of the warrants.

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

Years Ended February 28, 2011 and 2010

(expressed in Canadian dollars)

2.

Summary of Significant Accounting Policies (continued)

(k)

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of the applicable standard on March 1, 2010 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Property and Equipment

	Cost $	Accumulated Amortization $	2011 Net Carrying Value $	2010 Net Carrying Value $

Computer equipment	9,238	4,899	4,339	4,385
Furniture and equipment	6,932	6,422	510	638
Leasehold improvements	6,157	5,541	616	1,847

	22,327	16,862	5,465	6,870

4.

Related Party Transactions

(a)

During the year ended February 28, 2011, the Company incurred $30,000 (2010 - $30,000) in management fees to a company controlled by the President of the Company.

(b)

During the year ended February 28, 2011, the Company incurred $30,000 (2010 - $30,000) in rent and administrative services to a company controlled by the President of the Company and a director.

(c)

During the year ended February 28, 2011, the Company incurred $24,000 (2010 - $24,000) in professional fees to a company controlled by a director.

(d)

As at February 28, 2011, an amount of $nil (2010 - $53,050) is owed to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

(e)

As at February 28, 2011, an amount of $nil (2010 - $134,850) is owed to companies controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(f)

As at February 28, 2011, an amount of $nil (2010 - $29,400) is owed to a company controlled by a director of the Company which is non-interest bearing, unsecured, and due on demand.

(g)

As at February 28, 2011, an amount of $nil (2010 - $7,800) is owed to the President of the Company which is non-interest bearing, unsecured, and due on demand.

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

Years Ended February 28, 2011 and 2010

(expressed in Canadian dollars)

5.

Share Capital

On June 11, 2010, the Company issued 6,000,000 units at $0.10 per unit for proceeds of $600,000. Each unit consisted of one common share and one share purchase warrant. Each whole share purchase warrant entitles the holder to acquire an additional common share at an exercise price of $0.15 for a period of one year. The Company incurred share issuance costs of $35,450 in connection with this private placement.

6.

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of warrants	Weighted average exercise price $
Balance, February 28, 2009	4,500,000	0.14

Expired	(4,500,000)	0.14

Balance, February 28 , 2010	–	–

Issued	6,000,000	0.15

Balance, February 28, 2011	6,000,000	0.15

As at February 28, 2011, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry Date

6,000,000	0.15	June 11, 2011

7.

Income Taxes

The Company is subject to Canadian federal and provincial income taxes at a combined rate of 28.17% (2010 – 30.84%). The reconciliation of the provision for income taxes at the combined Canadian federal and provincial statutory rate compared to the Company’s income tax expense as reported is as follows:

	2011 $	2010 $

Income tax recovery computed at the statutory rate	(83,062)	(35,584)

Permanent differences and other	(6,795)	(63,648)
Change in enacted tax rates	2,988	641
True up of prior year difference	24,842	–
Expiry of non-capital loss	33,470	39,642
Change in valuation allowance	28,557	58,949

Income tax provision	–	–

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

Years Ended February 28, 2011 and 2010

(expressed in Canadian dollars)

7.

Income Taxes (continued)

Significant components of the Company’s deferred income tax assets as at February 28, 2011 and 2010, after applying enacted corporate income tax rates, are as follows:

	2011 $	2010 $

Deferred income tax assets

Non capital losses carried forward	458,431	442,097
Net capital losses carried forward	52,280	47,214
Property and equipment	5,524	4,374
Share issuance costs	9,053	3,046
Valuation allowance	(525,288)	(496,731)

Net deferred income tax asset	–	–

As at February 28, 2011, the Company has non-capital losses carried forward of $1,833,725 which are available to offset future years’ taxable income. These losses expire as follows:

2015	$286,893
2026	198,629
2027	408,015
2028	299,166
2029	225,446
2030	112,200
2031	303,376

$1,833,725

8.

Subsequent Event

In March 2011, the Company received loans payable of $3,000 from a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: No Disclosure Necessary

ITEM 9A.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of February 28, 2011, and concluded the disclosure controls and procedures were not effective, due to the material weaknesses in internal control over financial reporting described below, to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  There is no policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

2.  The Company has not formally adopted internal controls surrounding its cash and financial reporting procedures including the absence of sufficient management review controls and separation of duties.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, the Company concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of February 28, 2011.

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

c.  Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2011 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

Table No. 3
Directors and Executive Officers
May 15, 2011
Name	Positions	Age	Date First Elected or Appointed
Harry Chew (1)(2)(4)	President/CEO/CFO/Director	50	February 1999
Sonny Chew (1)(2)(3)	Corporate Secretary/Director	42	July 2000
Terrance G. Owen (1)(2)(5)	Chairman of the Board/Director	65	August 2002
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

Harry Chew is a graduate of Simon Fraser University in Burnaby, British Columbia and has been a Certified General Accountant since 1986.  He was President and a Director of the Company from 1999 until November 2007 when he relinquished the Presidency and was appointed Co-Chairman of the Board and Chief Financial Officer.  In April 2008, he was appointed President/CEO and relinquished the Co-Chairmanship.  He also is: President of Myntek Management Services Inc., since 1986, a private company providing management services; and President of the Pacific Paragon Group of Companies, since 1993, a private company providing management consulting services.  Mr. Chew currently is a director and/or officer of the following public Canadian companies: Pacific Paradym Energy Inc.; Pacific Arc Resources Ltd.; Taipan Resources Inc., Dragongly Capital Corp., and Cricket Resources Inc..  He devotes about one-quarter of his time to the affairs of the Company.  He lives in Vancouver, British Columbia, Canada.

Sonny Chew is a graduate of Simon Fraser University in Burnaby, British Columbia.  He has been a Director of the Company since 2000 and was appointed Corporate Secretary in November 2007.  He also is: President of Wynson Management Services Ltd., since 1992, a private management and bookkeeping consulting company; and Director of Finance and Administration of the Pacific Paragon Group of Companies, since 1993, a private company providing management consulting services.  Mr. Chew is a director and/or officer of these public Canadian companies: Cricket Resources Inc., Dragonfly Resources Inc., Pacific Arc Resources Inc., and Pacific Paradym Energy Inc.  He devotes about one-quarter of his time to the affairs of the Company.  He lives in Vancouver, British Columbia, Canada.

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

Board Meetings and Committees; Annual Meeting Attendance

During Fiscal 2011, the Board of Directors held four regularly scheduled meetings, and two special and telephone meetings.  For various reasons, Board members may not be able to attend a Board meeting; all Board members are provided information related to each of the agenda items before each meeting, and, therefore, can provide counsel outside the confines of regularly scheduled meetings.  No director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board of Directors, while he was a Director; and (2) the total number of meetings of committees of the Board of Directors on which the director served.  Directors are encouraged to attend annual meetings of our stockholder; all but one of the directors attended the August 2010 annual shareholders meeting.

The following sets out the attendance records of our Board members during Fiscal 2011:

Name	Board of Director Meetings	Audit Committee Meetings
Harry Chew	4 of 4	4 of 4
Sonny Chew	4 of 4	4 of 4
Terrance Owen	4 of 4	4 of 4

Nominating Committee and Compensation Committee

The Company does not have a Nominating Committee.  The entire Board of Directors is responsible for screening potential director candidates and recommending qualified candidates for nomination as members of the Board of Directors. In evaluating potential director candidates, the Board of Directors considers recommendations of potential candidates from incumbent directors, management and stockholders.  Any recommendation submitted by a stockholder to the Board of Directors must include the same information concerning the potential candidate and the stockholder, and must have been received in the required time frame described herein for the August 2011 Annual meeting.

The Company does not have a Compensation Committee.  The entire Board of Directors is responsible for the compensation of the Company’s executive officers and to administer all incentive compensation plans and equity-based plans of the Company, including the plans under which Company securities may be acquired by directors, executive officers, employees and consultants.

Audit Committee

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: Harry Chew, Sonny Chew, and Terrance Owen (independent).  The Audit Committee met four times in Fiscal 2011 and has met once during Fiscal 2012-to-date.

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

In accordance with the requirements of the US Sarbanes-Oxley Act of 2002 and rules issued by the Securities and Exchange Commission, we introduced a procedure for the review and pre-approval of any services performed by the independent auditors, including audit services, audit related services, tax services and other services.  The procedure requires that all proposed engagements of the independent auditors for audit and permitted non-audit services are submitted to the audit committee for approval prior to the beginning of any such services.

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

Executive Officer Compensation

The following table sets forth the summary of compensation earned during Fiscal 2009 through Fiscal 2011 by the Company’s Chief Executive Officer and its other named Executive Officers, and Directors.

Table No. 5
Summary Compensation Table
Executive Officers and Directors
Director Name	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	TOTAL
Harry Chew (1) President/CEO/CFO Director	2011 2010 2009	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$30,000 $30,000 $30,000	$30,000 $30,000 $30,000
Sonny Chew (2) Secretary/Director	2011 2010 2009	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$24,000 $24,000 $24,000	$24,000 $24,000 $24,000
Terrance Owen Chairman/Director	2011 2010 2009	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$nil $nil $nil	$nil $nil $nil
(1) All Other Compensation reflects “management fees” and “professional fees” paid to private companies controlled by Harry Chew.
(2) All Other Compensation reflects “management fees” and “professional fees” paid to private companies controlled by Sonny Chew.

Stock Options

The Company does not have a written stock option plan in place currently.

No stock options were granted or exercised during Fiscal 2011 or Fiscal 2010.

No stock options expired unexercised during Fiscal 2011 or Fiscal 2010.

As of 5/15/2011, no stock options were outstanding.

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

Table No. 6
Shareholdings of 5% Shareholders
Shareholdings of Directors and Executive Officers
May 15, 2011
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Harry Chew (1)	1,661,084	8%
Common	Sonny Chew	102,000	>1%
Common	Terrance Owen	Nil	Nil
	TOTAL	1,763,084	9%

(1) 315,834 shares are held indirectly by Pacific Paragon Investment Fund

    Ltd., a private company controlled 45% by the spouse of Mr. Harry Chew and 45% by Mrs. Jodie Nitta and 10% by Mrs. Winnie Chew

    300,000 shares are held indirectly by Pacific Paragon Capital Group

    Ltd., a private company controlled 25% by Mr. Sonny Chew and 75% by Mr.

    Harry Chew.

# Based on 20,512,235 shares outstanding as of 5/15/2011.

Securities authorized for issuance under equity compensation plans.

 --- No Disclosure Necessary ---

Share Purchase Warrants

On June 11, 2010, the Company issued 6,000,000 units at $0.10 per unit for gross proceeds of 600,000.  Each unit consisted of one common share and one share purchase warrant to purchase an additional share at $0.15 per share expiring on June 11, 2011.

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

Certain Relationships and Related Transactions

Sonny Chew, Corporate Secretary/Director.  During Fiscal 2011, the Company incurred $24,000 (FY2010 = $24,000) to Wynson Management Services Ltd., a private company controlled by Sonny Chew, Corporate Secretary and a Director of the Company, and his spouse, for bookkeeping and accounting services.

Harry Chew, President/CEO/CFO/Director.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President/CEO/CFO and a Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus reasonable expenses related to the performance of its duties.  For the fiscal years ended 2/28/2011 and 2/28/2010, management fees in the amount of $30,000 were incurred in each year to Myntek Management Services Inc.

During Fiscal 2011, the Company incurred rent of $30,000 (FY2010 = $30,000) to Pacific Capital Group Ltd., a private company controlled Harry Chew.

As at 2/28/2011 and 2/28/2010, $nil and $134,850 was owed to Pacific Paragon Capital Group Ltd. and Pacific Paragon Investment Fund Ltd., companies controlled by Harry Chew, and is without interest, unsecured and due on demand.

As at 2/28/2011 and 2/28/2010, $nil and $7,800 was owed to the President of the Company and was without interest, unsecured and due on demand.

As at 2/28/2011 and 2/28/2010, $nil and $53,050 is owed to the spouse of Harry Chew.  The entire balance was without interest, unsecured and due on demand.

As at 2/28/2011 and 2/28/8010, $nil, and $29,400 was owed to Wynson Management Services Ltd., a company controlled by Sonny Chew and his spouse, and was without interest, unsecured and due on demand.

Other than described above, there have been no transactions since 2/28/2010, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICE

Professional accounting services were rendered by Saturna Group Chartered Accountants LLP for Fiscal 2011 and by Manning Elliott LLP for Fiscal 2010.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and for the review of the financial statements, included in the Company’s quarterly reports on Form 10-Q, for the fiscal years ended 2/28/2011 and 2/28/2010 were CDN$6,000 and $14,900 respectively.

Audit Related Fees

The Company incurred $nil and $nil fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $400 and $300 during the fiscal years ended 2/28/2011 and 2/28/2010, respectively, for professional services rendered by the Company’s principal accountant for tax compliance.

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

Bi-Optic Ventures Inc. --– SEC File # 000-49685

Registrant

Dated: May 31, 2011 By /s/ Harry Chew
Harry Chew, President/CEO/CFO/Director

Dated: May 31, 2011 By /s/ Sonny Chew
Sonny Chew, Secretary/Director