Form 10-Q
period 2011-05-31
BI-OPTIC VENTURES INC
filed 2011-07-14
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended May 31, 2011

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

Issuer’s Telephone Number: 604-689-2646

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes xxx   No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer [ ]                     Accelerated filer        [ ]

Non-accelerated filer   [ ]                    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):                         Yes XXX   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 6/30/2011: 20,512,235 Common Shares w/o par value

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. Financial Statements Three Months Ended May 31, 2011 (Expressed in Canadian dollars) (unaudited)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	May 31,	February 28,
	2011 $	2011 $
	(unaudited)

Assets

Current Assets

Cash	164	7,414
Amounts receivable	7,365	10,417
Prepaid expenses	9,323	4,500

Total Current Assets	16,852	22,331

Property and equipment (Note 3)	4,960	5,465

Total Assets	21,812	27,796

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	–	–
Accounts payable	44,769	42,941
Due to related parties (Note 4)	27,230	–

Total Liabilities	71,999	42,941

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Common stock: unlimited common shares authorized without par value; 20,512,235 shares issued and outstanding	4,808,095	4,808,095

Deficit accumulated during the development stage	(4,858,282)	(4,823,240)

Total Stockholders’ Deficit	(50,187)	(15,145)

Total Liabilities and Stockholders’ Deficit	21,812	27,796

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

(unaudited)

	Three Months Ended May 31,	Three Months Ended May 31,	Accumulated from May 31, 1984 (Date of Inception) to May 31,
	2011	2010	2011
	$	$	$

Revenue	–	–	–

Expenses

Acquisition costs written-off	–	–	347,815
Amortization	505	637	24,443
Bad debts	–	–	20,658
Consulting and management fees (Note 4(a))	11,825	31,116	811,613
Investor and public relations	–	–	94,268
Office, rent and telephone (Note 4(b))	11,516	13,024	550,197
Professional fees (Note 4(c))	7,500	14,175	818,811
Transfer agent and regulatory fees	3,152	4,632	153,228
Travel and promotion	544	8,021	344,339
Write-down of property and equipment	–	2,066	2,066

Total Expenses	35,042	73,671	3,167,438

Loss from Operations	(35,042)	(73,671)	(3,167,438)

Other Income (Expense)

Accounts payable written-off	–	–	49,341
Gain on debt derecognition	–	12,393	52,919
Interest and other income	–	(172)	17,118
Provision for advances receivable	–	–	(75,943)

Total Other Income (Expense)	–	12,221	43,435

Net Loss Before Discontinued Operations	(35,042)	(61,450)	(3,124,003)

Loss from Discontinued Operations	–	–	(1,734,279)

Net Loss for the Period	(35,042)	(61,450)	(4,858,282)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	20,512,235	14,512,235

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

(unaudited)

	Three Months Ended May 31,	Three Months Ended May 31,	Accumulated from May 31, 1984 (Date of Inception) to May 31,
	2011	2010	2011
	$	$	$

Operating Activities

Net loss for the period	(35,042)	(61,450)	(4,858,282)

Adjustments to reconcile net loss to net cash used in operating activities

Acquisition costs written-off	–	–	347,815
Amortization	505	637	26,045
Bad debts	–	–	20,658
Gain on debt derecognition	–	(12,393)	(52,919)
Provision for advances receivable	–	–	464,169
Write-down of property and equipment	–	2,066	2,066

Changes in operating assets and liabilities

Amounts receivable	3,052	(530)	(28,022)
Advances receivable	–	–	(65,447)
Prepaid expenses	(4,823)	5,438	(9,323)
Accounts payable and accrued liabilities	1,828	4,185	304,951
Due to related parties	15,680	–	15,680

Net Cash Used in Operating Activities	(18,800)	(62,047)	(3,832,609)

Investing Activities

Net cash used in discontinued operations	–	–	(362,241)
Acquisition of property and equipment	–	(821)	(33,070)

Net Cash Used in Investing Activities	–	(821)	(395,311)

Financing Activities

Proceeds from loans payable	–	–	120,409
Repayment of loans payable	–	(122,200)	(80,000)
Bank overdraft	–	(844)	–
Due to related parties	11,550	(102,900)	11,550
Proceeds from issuance of common shares/share subscriptions received	–	380,000	4,263,051
Share issuance costs	–	–	(76,547)

Net Cash Provided by Financing Activities	11,550	154,056	4,238,463

Effect of Exchange Rate Changes on Cash	–	–	(10,379)

Increase (Decrease) in Cash	(7,250)	91,188	164

Cash, Beginning of Period	7,414	–	–

Cash, End of Period	164	91,188	164

Non-cash Investing and Financing Activities
Shares issued to settle debt	–	–	247,791
Shares issued for finders’ fees	–	–	50,400
Shares issued to acquire mineral properties	–	–	275,000

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

Three months ended May 31, 2011

(expressed in Canadian dollars)

1.

Basis of Presentation

The accompanying financial statements of Bi-Optic Ventures Inc. (the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2011, the Company has a working capital deficit of $55,147 and has accumulated losses of $4,858,282 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

(a)

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at May 31, 2011 and 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(g)

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of the applicable standard on March 1, 2011 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

Three months ended May 31, 2011

(expressed in Canadian dollars)

3.

Property and Equipment

	Cost $	Accumulated Amortization $	May 31, 2011 Net Carrying Value $	February 28, 2011 Net Carrying Value $

Computer equipment	9,238	5,224	4,014	4,339
Furniture and equipment	6,932	6,448	484	510
Leasehold improvements	6,157	5,695	462	616

	22,327	17,367	4,960	5,465

4.

Related Party Transactions

(a)

During the three months ended May 31, 2011, the Company incurred $7,500 (2010 - $7,500) in management fees to a company controlled by the President of the Company.

(b)

During the three months ended May 31, 2011, the Company incurred $7,500 (2010 - $7,500) in rent and administrative services to a company controlled by the President of the Company and a director.

(c)

During the three months ended May 31, 2011, the Company incurred $6,000 (2010 - $6,000) in professional fees to a company controlled by a director.

(d)

As at May 31, 2011, an amount of $500 (February 28, 2011 - $nil) is owed to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

(e)

As at May 31, 2011, an amount of $22,250 (February 28, 2011 - $nil) is owed to companies controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(f)

As at May 31, 2011, an amount of $4,480 (February 28, 2011 - $nil) is owed to a company controlled by a director of the Company which is non-interest bearing, unsecured, and due on demand.

5.

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of warrants	Weighted average exercise price $

Balance, May 31, 2011 and February 28, 2011	6,000,000	0.15

As at May 31, 2011, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

6,000,000	0.15	June 11, 2011

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 5/31/2011 had an accumulated deficit of ($4,858,282).

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

Operating Expenses for the Three Months Ended 5/31/2011 were $35,042 compared to $73,671 for the same period last year.  “Consulting/management fees” were lower ($11,825 vs. $31,116); ($7,500 vs. $7,500) paid/accrued to Myntek Management Services Inc.; and ($4,325 vs. $23,616) paid to third parties, the decrease relating to decreased corporate activity, primarily related to acquisition activities.  Professional fees were lower ($7,500 vs. $14,175): ($7,500 vs. $6,000) paid/accrued to Wynson Management Services Ltd.; and ($Nil vs. $8,175) paid to third parties, the decrease was due to decreased corporate activity.  “Office/Rent/Telephone” ($11,516 vs. $13,024) and “travel/promotion” ($544 vs. $8,021) decreased as a result of a decrease in corporate activity.  Net Loss was ($35,042) vs. ($61,450).  Loss Per Share was ($Nil) vs ($Nil) in the prior year period.

Liquidity and Capital Resources

The Company had a working capital deficit of ($55,147) at 5/31/2011, compared to a working capital deficit of ($20,610) at 5/31/2010.  Net Cash Used in Operating Activities was ($18,800) vs. ($62,047) in the prior year period, including the ($35,042) Net Loss.  Net Cash Provided by Financing Activities was $11,550.  Net Cash Used in Investing Activities was ($Nil).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-Q, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of May 31, 2011, and concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in our annual report on Form 10-K for the year ended February 28, 2011.

Changes in Internal Control/Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended May 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

          Not Applicable

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No Disclosure Necessary

ITEM 1A.  RISK FACTORS

          Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  No Disclosure Necessary

         b.  No Disclosure Necessary

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

         a.  Reports on Form 8-K:

             1. Form 8-K filed 4/08/2011, regarding a press release announcing a change in its independent public accountants.

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: July 13, 2011         /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director