Form 10-Q
period 2011-08-31
BI-OPTIC VENTURES INC
filed 2011-10-17
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended August 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 9/30/2011: 20,512,235 Common Shares w/o par value

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. Financial Statements August 31, 2011 (Expressed in Canadian dollars) (unaudited)

BI-OPTIC VENTURES INC. (A Development Stage Company) Balance Sheets (expressed in Canadian dollars)
	August 31, 2011 $	February 28, 2011 $
	(unaudited)

Assets

Current Assets

Cash	1,234	7,414
Amounts receivable	4,651	10,417
Prepaid expenses	5,054	4,500

Total Current Assets	10,939	22,331

Property and equipment (Note 3)	4,149	5,465

Total Assets	15,088	27,796

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	49,257	42,941
Due to related parties (Note 4)	58,200	–

Total Liabilities	107,457	42,941

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Common stock: unlimited common shares authorized without par value; 20,512,235 shares issued and outstanding	4,808,095	4,808,095

Deficit accumulated during the development stage	(4,900,464)	(4,823,240)

Total Stockholders’ Deficit	(92,369)	(15,145)

Total Liabilities and Stockholders’ Deficit	15,088	27,796

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Operations (expressed in Canadian dollars) (unaudited)
	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010	Six Months Ended August 31, 2011	Six Months Ended August 31, 2010	Accumulated from May 31, 1984 (Date of Inception) to August 31, 2011
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Acquisition costs written-off	–	–	–		347,815
Amortization	811	870	1,316	1,507	25,254
Bad debts	–	–	–	–	20,658
Consulting and management fees (Note 4(a))	9,751	17,626	21,576	48,741	821,364
Investor and public relations	–	–	–	–	94,268
Office, rent and telephone (Note 4(b))	10,972	14,184	22,488	27,382	561,169
Professional fees (Note 4(c))	13,875	41,762	21,375	55,937	832,686
Transfer agent and regulatory fees	6,217	7,194	9,369	11,825	159,445
Travel and promotion	556	4,877	1,100	12,898	344,895
Write-down of property and equipment	–	–	–	2,066	2,066

Total Expenses	42,182	86,513	77,224	160,356	3,209,620

Loss from Operations	(42,182)	(86,513)	(77,224)	(160,356)	(3,209,620)

Other Income (Expense)

Accounts payable written-off	–	–	–	–	49,341
Gain on debt derecognition	–	–	–	12,393	52,919
Interest and other income	–	–	–	–	17,118
Provision for advances receivable	–	–	–	–	(75,943)

Total Other Income (Expense)	–	–	–	12,393	43,435

Net Loss Before Discontinued Operations	(42,182)	(86,513)	(77,224)	(147,963)	(3,166,185)

Loss from discontinued operations	–	–	–	–	(1,734,279)

Net Loss for the Period	(42,182)	(86,513)	(77,224)	(147,963)	(4,900,464)

Net Loss Per Share, Basic and Diluted	–	–	–	(0.01)

Weighted Average Shares Outstanding	20,512,235	19,794,844	20,512,235	17,153,539

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Cash Flows (expressed in Canadian dollars) (unaudited)
	Six Months Ended August 31, 2011	Six Months Ended August 31, 2010	Accumulated from May 31, 1984 (Date of Inception) to August 31, 2011
	$	$	$

Operating Activities

Net loss for the period	(77,224)	(147,963)	(4,900,464)

Adjustments to reconcile net loss to net cash used in operating activities
Acquisition costs written-off		–	347,815
Amortization	1,316	1,507	26,856
Bad debts	–	–	20,658
Gain on debt derecognition	–	(12,393)	(52,919)
Provision for advances receivable	–	–	464,169
Write-down of property and equipment	–	2,066	2,066

Changes in operating assets and liabilities
Increase (decrease) in amounts receivable	5,766	(3,699)	(25,308)
(Decrease) in advances receivable	(554)	–	(65,447)
Increase (decrease) in prepaid expenses	–	5,438	(5,054)
Increase (decrease) in accounts payable and accrued liabilities	6,316	(11,445)	309,439
Increase in due to related parties	39,200	–	39,200

Net Cash Used in Operating Activities	(25,180)	(166,489)	(3,838,989)

Investing Activities

Net cash used in discontinued operations	–	–	(362,241)
Acquisition of property and equipment	–	(3,195)	(33,070)

Net Cash Used in Investing Activities	–	(3,195)	(395,311)

Financing Activities

Proceeds from loans payable	–	–	120,409
Repayment of loans payable	–	(122,200)	(80,000)
Bank overdraft	–	(844)	–
Due to related parties	19,000	(102,900)	19,000
Proceeds from issuance of common shares/share subscriptions received	–	600,000	4,263,051
Share issuance costs	–	(35,449)	(76,547)

Net Cash Provided by Financing Activities	19,000	338,607	4,245,913

Effect of Exchange Rate Changes on Cash	–	–	(10,379)

Increase (Decrease) in Cash	(6,180)	168,923	1,234

Cash, Beginning of Period	7,414	–	–

Cash, End of Period	1,234	168,923	1,234

Non-cash Investing and Financing Activities
Shares issued to settle debt	–	–	247,791
Shares issued for finders’ fees	–	–	50,400
Shares issued to acquire mineral properties	–	–	275,000

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2011

(expressed in Canadian dollars)

(unaudited)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2011, the Company has a working capital deficit of $96,518 and has accumulated losses of $4,900,464 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

(a)

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at August 31, 2011 and 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(b)

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

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2011

(expressed in Canadian dollars)

(unaudited)

3.

Property and Equipment

	Cost $	Accumulated Amortization $	August 31, 2011 Net Carrying Value $	February 28, 2011 Net Carrying Value $

Computer equipment	9,238	5,549	3,689	4,339
Furniture and equipment	6,932	6,472	460	510
Leasehold improvements	6,157	6,157	–	616

	22,327	18,178	4,149	5,465

4.

Related Party Transactions

(a)

During the six months ended August 31, 2011, the Company incurred $15,000 (2010 - $15,000) in management fees to a company controlled by the President of the Company.

(b)

During the six months ended August 31, 2011, the Company incurred $15,000 (2010 - $15,000) in rent and administrative services to a company controlled by the President of the Company and a director.

(c)

During the six months ended August 31, 2011, the Company incurred $12,000 (2010 - $12,000) in professional fees to a company controlled by a director.

(d)

As at August 31, 2011, an amount of $850 (February 28, 2011 - $nil) is owed to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

(e)

As at August 31, 2011, an amount of $14,000 (February 28, 2011 - $nil) is owed to companies controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(f)

As at August 31, 2011, an amount of $32,150 (February 28, 2011 - $nil) is owed to companies controlled by the President and a director of the Company which is non-interest bearing, unsecured, and due on demand.

(g)

As at August 31, 2011, an amount of $11,200 (February 28, 2011 - $nil) is owed to a company controlled by a director of the Company which is non-interest bearing, unsecured, and due on demand

5.

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2011	6,000,000	0.15

Expired	(6,000,000)	0.15

Balance, August 31, 2011	–	–

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 8/31/2011 had an accumulated deficit of ($4,900,464).

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

On 9/16/2011, the Company announced that it had terminated its intention to acquire 100% of the shares of Eidam.  The Company was unable to secure the necessary financing and sponsorship required to complete the Transaction.

Operating Expenses for the Six Months Ended 8/31/2011 were $77,224 compared to $160,356 for the same period last year.  “Consulting/management fees” were lower ($21,576 vs. $48,741); $15,000 vs. $15,000 paid/accrued to Myntek Management Services Inc.; and ($6,576 vs. $33,741) paid to third parties, the decrease relating to decreased corporate activity, primarily related to acquisition activities.  Professional fees were lower ($21,375 vs. $55,937): $12,000 vs. $12,000 paid/accrued to Wynson Management Services Ltd.; and ($9,375 vs. $43,937) paid to third parties, the decrease was due to decreased corporate activity.  “Office/Rent/Telephone” ($22.488 vs. $27,382) and “travel/promotion” ($1,100 vs. $12,898) decreased as a result of a decrease in corporate activity.  Net Loss was ($77,224) vs. ($147,963).  Loss Per Share was ($0.00) vs ($0.01) in the prior year period.

Liquidity and Capital Resources

The Company had a working capital deficit of ($96,518) at 8/31/2011, compared to a working capital deficit of ($20,610) at 2/28/2010.  Net Cash Used in Operating Activities for Six Months Ended 8/31/2011 was ($25.180) vs. ($166,489) in the prior year period, including the ($77,224) Net Loss.  Net Cash Provided by Financing Activities was $19,000, representing a $19,000 increase in “due to related parties”. Net Cash Used in Investing Activities was ($0).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-Q, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of August 31, 2011, and concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in our annual report on Form 10-K for the year ended February 28, 2011.

Changes in Internal Control/Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

          Not Applicable

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No Disclosure Necessary

ITEM 1A.  RISK FACTORS

          Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         a.  No Disclosure Necessary

         b.  No Disclosure Necessary

         c.  No Disclosure Necessary

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No Disclosure Necessary

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

         a.  Reports on Form 8-K:

               Form 8-K filed 6/02/2011, regarding the Notice of Meeting

               and Record Date regarding AGM to be held 6/27/2011

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: October 17, 2011         /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director