Form 10-Q/A
period 2011-08-31
BI-OPTIC VENTURES INC
filed 2011-12-06
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q /A

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

Issuer’s Telephone Number: 604-689-2646

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes XXX   No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___    No XXX

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

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

EXPLANATORY NOTE

Bi-optic Ventures, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Original Report formatted in Extensible Business Reporting Language (XBRL).  This Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.

ITEM 6.  EXHIBITS

(a)  Documents which are filed as a part of this report:

Exhibits:

31.1 (1) – Certification Required by Rule 13a-14(a) or Rule 15d-14(a)(1)

32.1 (1) – Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(1)

101*    – The financial information from our Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, filed with the SEC on October 17, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to the Financial Statements ..

(1) – Previously filed with Bi-Optic Ventures, Inc. Form 10Q on October 17, 2011.

*  – In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: December 5, 2011         /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director