Form 10-Q
period 2011-11-30
BI-OPTIC VENTURES INC
filed 2012-01-17
CIK 1168960

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 1/10/2012: 20,512,235 Common Shares w/o par value

PART I – FINANCIAL INFORMATION

1.  Financial Statements

BI-OPTIC VENTURES INC. Financial Statements November 30, 2011 (Expressed in Canadian dollars) (unaudited)

BI-OPTIC VENTURES INC. (A Development Stage Company) Balance Sheets (expressed in Canadian dollars)
	November 30,	February 28,
	2011 $	2011 $
	(unaudited)

Assets

Current Assets

Cash	–	7,414
Amounts receivable	4,332	10,417
Prepaid expenses	466	4,500

Total Current Assets	4,798	22,331

Property and equipment (Note 3)	3,798	5,465

Total Assets	8,596	27,796

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	12	–
Accounts payable	52,235	42,941
Due to related parties (Note 4)	90,370	–

Total Liabilities	142,617	42,941

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Common stock: unlimited common shares authorized without par value; 20,512,235 shares issued and outstanding	4,808,095	4,808,095

Deficit accumulated during the development stage	(4,942,116)	(4,823,240)

Total Stockholders’ Deficit	(134,021)	(15,145)

Total Liabilities and Stockholders’ Deficit	8,596	27,796

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Operations (expressed in Canadian dollars) (unaudited)
	Three Months Ended November 30,	Three Months Ended November 30,	Nine Months Ended November 30,	Nine Months Ended November 30,	Accumulated from May 31, 1984 (Date of Inception) to November 30,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Acquisition costs written-off	–	–	–	–	347,815
Amortization	351	514	1,667	2,020	25,605
Bad debts	–	–	–	–	20,658
Consulting and management fees (Note 4(a))	15,328	16,625	36,904	65,367	836,692
Investor and public relations	–	–	–	–	94,268
Office, rent and telephone (Note 4(b))	7,966	13,125	30,454	39,392	569,135
Professional fees (Note 4(c))	15,996	58,047	37,371	113,985	848,682
Transfer agent and regulatory fees	1,466	2,572	10,835	14,398	160,911
Travel and promotion	545	6,915	1,645	20,926	345,440
Write-down of property and equipment	–	–	–	2,066	2,066

Total Expenses	41,652	97,798	118,876	258,154	3,251,272

Loss from Operations	(41,652)	(97,798)	(118,876)	(258,154)	(3,251,272)

Other Income (Expense)

Accounts payable written-off	–	–	–	–	49,341
Gain on debt derecognition	–	–	–	12,393	52,919
Interest and other income	–	–	–	–	17,118
Provision for advances receivable	–	–	–	–	(75,943)

Total Other Income (Expense)	–	–	–	12,393	43,435

Net Loss Before Discontinued Operations	(41,652)	(97,798)	(118,876)	(245,761)	(3,207,837)

Loss from discontinued operations	–	–	–	–	(1,734,279)

Net Loss for the Period	(41,652)	(97,798)	(118,876)	(245,761)	(4,942,116)

Net Loss Per Share, Basic and Diluted	-	-	(0.01)	(0.01)

Weighted Average Shares Outstanding	20,512,235	20,512,235	20,512,235	18,264,962

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Cash Flows (expressed in Canadian dollars) (unaudited)
	Nine Months Ended November 30,	Nine Months Ended November 30,	Accumulated from May 31, 1984 (Date of Inception) to November 30,
	2011	2010	2011
	$	$	$
Operating Activities
Net loss for the period	(118,876)	(245,761)	(4,942,116)

Adjustments to reconcile net loss to net cash used in operating activities
Acquisition costs written-off		–	347,815
Amortization	1,667	2,020	27,207
Bad debts	–	–	20,658
Gain on debt derecognition	–	(12,393)	(52,919)
Provision for advances receivable	–	–	464,169
Write-down of property and equipment	–	2,066	2,066
Changes in operating assets and liabilities
Amounts receivable	6,085	(4,407)	(24,761)
Advances receivable	–	–	(65,447)
Prepaid expenses	4,034	4,971	(466)
Accounts payable and accrued liabilities	9,294	(8,719)	312,417
Due to related parties	62,720	–	62,720
Net Cash Used in Operating Activities	(35,076)	(262,223)	(3,848,885)

Investing Activities
Net cash used in discontinued operations	–	–	(362,241)
Acquisition of property and equipment	–	(3,194)	(33,070)
Net Cash Used in Investing Activities	–	(3,194)	(395,311)

Financing Activities
Proceeds from loans payable	–	–	120,409
Repayment of loans payable	–	(122,200)	(80,000)
Bank overdraft	12	(844)	12
Due to related parties	27,650	(102,900)	27,650
Proceeds from issuance of common shares/share subscriptions received	–	600,000	4,263,051
Share issuance costs	–	(35,449)	(76,547)
Net Cash Provided by Financing Activities	27,662	338,607	4,254,575
Effect of Exchange Rate Changes on Cash	–	–	(10,379)

Increase (Decrease) in Cash	(7,414)	73,190	–
Cash, Beginning of Period	7,414	–	–
Cash, End of Period	–	73,190	–

Non-cash Investing and Financing Activities
Shares issued to settle debt	–	–	247,791
Shares issued for finders’ fees	–	–	50,400
Shares issued to acquire mineral properties	–	–	275,000

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2011

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2011, the Company has a working capital deficit of $137,819 and has accumulated losses of $4,942,116 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

(a)

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at November 30, 2011 and 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2011

(expressed in Canadian dollars)

(unaudited)

3.

Property and Equipment

	Cost $	Accumulated Amortization $	November 30, 2011 Net Carrying Value $	February 28, 2011 Net Carrying Value $

Computer equipment	9,238	5,875	3,363	4,339
Furniture and equipment	6,932	6,497	435	510
Leasehold improvements	6,157	6,157	–	616

	22,327	18,529	3,798	5,465

4.

Related Party Transactions

(a)

During the nine months ended November 30, 2011, the Company incurred $22,500 (2010 - $22,500) in management fees to a company controlled by the President of the Company.

(b)

During the nine months ended November 30, 2011, the Company incurred $22,500 (2010 - $22,500) in rent and administrative services to a company controlled by the President of the Company and a director.

(c)

During the nine months ended November 30, 2011, the Company incurred $18,000 (2010 - $18,000) in professional fees to a company controlled by a director.

(d)

As at November 30, 2011, an amount of $950 (February 28, 2011 - $nil) is owed to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

(e)

As at November 30, 2011, an amount of $24,400 (February 28, 2011 - $nil) is owed to companies controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(f)

As at November 30, 2011, an amount of $42,100 (February 28, 2011 - $nil) is owed to companies controlled by the President and a director of the Company which is non-interest bearing, unsecured, and due on demand.

(g)

As at November 30, 2011, an amount of $17,920 (February 28, 2011 - $nil) is owed to a company controlled by a director of the Company which is non-interest bearing, unsecured, and due on demand.

(h)

As at November 30, 2011, an amount of $5,000 (February 28, 2011 - $nil) is owed to a company with common directors which is non-interest bearing, unsecured, and due on demand.

5.

Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2011	6,000,000	0.15

Expired	(6,000,000)	0.15

Balance, November 30, 2011	–	–

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 11/30/2011 had an accumulated deficit of ($4,942,116).

On 9/20/2010, the Company entered into a letter of intent with Eidam Diagnostics Corporation (“Eidam”), and all of the shareholders of Eidam in a reverse takeover pursuant to which the Company has agreed to acquire 100% of the issued and outstanding shares of Eidam in exchange for up to 67,870,000 common shares or such other number as allowed by the TSX Venture Exchange.  The Company also agrees to reserve up to an additional 24,451,250 common shares of the Company to be issued on conversion of the preferred shares of Eidam, which may be issued as part of a private placement being completed concurrently to raise gross proceeds of up to $3,000,000.  On 9/16/2011, the Company announced that it had terminated its intention to acquire 100% of the shares of Eidam; the Company was unable to secure the necessary financing and sponsorship required to complete the Transaction.

Operating Expenses for the Nine Months Ended 11/30/2011 were $118,876 compared to $258,154 for the same period last year.  “Consulting/management fees” were lower ($36,904 vs. $65,367); $22,500 vs. $22,500 paid/accrued to Myntek Management Services Inc.; and ($14,404 vs. $42,867) paid to third parties, the decrease relating to decreased corporate activity, primarily related to acquisition activities.  Professional fees were lower ($37,371 vs. $113,985): $18,000 vs. $18,000 paid/accrued to Wynson Management Services Ltd.; and ($19,371 vs. $95,985) paid to third parties, the decrease was due to decreased corporate activity.  “Office/Rent/Telephone” ($30,454 vs. $39,392), including $22,500 vs. $22,500 paid/accrued to Pacific Paragon Capital Group; and “travel/promotion” ($1,645 vs. $20,926) decreased as a result of a decrease in corporate activity.  Net Loss was ($118,876) vs. ($245,761).  Loss Per Share was ($0.01) vs ($0.01) in the prior year period.

Liquidity and Capital Resources

The Company had a working capital deficit of ($137,819) at 11/30/2011, compared to a working capital deficit of ($20,610) at 2/28/2011.  Net Cash Used in Operating Activities for Nine Months Ended 11/30/2011 was ($35,076) vs. ($262,223) in the prior year period, including the ($118,876) Net Loss; significant adjustments included amortization of $1,667 and “changes in operating assets and liabilities” of $82,133.  Net Cash Provided by Financing Activities was $27,662, predominantly the $27,650 increase in “due to related parties”. Net Cash Used in Investing Activities was $nil.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-Q, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of November 30, 2011, and concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in our annual report on Form 10-K for the year ended February 28, 2011.

Changes in Internal Control/Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: January 16, 2012          /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director