Form 10-K/A
period 2011-02-28
BI-OPTIC VENTURES INC
filed 2012-01-27
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K /A

Amendment No. 1

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

Index to Exhibits on Page 14

ITEM 8.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. Financial Statements Years Ended February 28, 2011 and 2010 (Expressed in Canadian dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bi-Optic Ventures Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of Bi-Optic Ventures Inc. (A Development Stage Company) as of February 28, 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and accumulated from May 31, 1984 (date of inception) to February 28, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bi-Optic Ventures Inc. as at February 28, 2010 and 2009 and for the years then ended and accumulated from May 31, 1984 (date of inception) to February 28, 2010 were audited by other auditors whose report dated May 12, 2010 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from May 31, 1984 (date of inception) to February 28, 2010 reflect a net loss of $4,528,347 of the related cumulative totals. The auditors’ report has been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the report of such auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2011, and the results of its operations and its cash flows for the year then ended and accumulated from May 31 , 1984 (date of inception) to February 28, 2011 , in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has a working capital deficit, and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements .. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Bi-Optic Ventures Inc. --– SEC File # 000-49685

Registrant

Dated: January 27, 2012 By /s/ Harry Chew
Harry Chew, President/CEO/CFO/Director

Dated: January 27, 2012 By /s/ Sonny Chew
Sonny Chew, Secretary/Director