Form 10-K/A
period 2011-02-28
BI-OPTIC VENTURES INC
filed 2012-02-06
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K /A

Amendment No. 2

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

Index to Exhibits on Page 15

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2011, and the results of its operations and its cash flows for the year then ended and accumulated from May 31, 1984 (date of inception) to February 28, 2011, in conformity with accounting principles generally accepted in the United States.

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

Bi-Optic Ventures Inc. --– SEC File # 000-49685

Registrant

Dated: February 6, 2012 By /s/ Harry Chew
Harry Chew, President/CEO/CFO/Director

Dated: February 6, 2012 By /s/ Sonny Chew
Sonny Chew, Secretary/Director