Form 10-K
period 2012-02-29
BI-OPTIC VENTURES INC
filed 2012-06-13
CIK 1168960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fiscal Year Ended February 29, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes    [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange

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

Common Shares outstanding at May 30, 2012:  20,512,235 Shares

Index to Exhibits on Page 40

BI-OPTIC VENTURES INC.

FORM 10-K ANNUAL REPORT

FISCAL 2011 ENDED FEBRUARY 29, 2012

TABLE OF CONTENTS

PART I

4

ITEM 1.   BUSINESS

4

ITEM 1A.  RISK FACTORS

7

ITEM 1B.  UNRESOLVED STAFF COMMENTS

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

30

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

40

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

BUSINESS OF BI-OPTIC VENTURES INC.

Bi-Optic Ventures Inc. has spent the last three years evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis.  On 9/20/2010, the Company entered into a letter of intent with Eidam Diagnostics Corporation (“Eidam”), and all of the shareholders of Eidam in a reverse takeover pursuant to which the Company has agreed to acquire 100% of the issued and outstanding shares of Eidam in exchange for up to 67,870,000 common shares or such other number as allowed by the TSX Venture Exchange.  The Company also agrees to reserve up to an additional 24,451,250 common shares of the Company to be issued on conversion of the preferred shares of Eidam, which may be issued as part of a private placement being completed concurrently to raise gross proceeds of up to $3,000,000.  The final terms and conditions of the Private Placement will be mutually agreed upon by the Company and Eidam.  On September 11, 2011 the Company announced that it had terminated its intention to proceed with the acquisition of Eidam.

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

On 9/20/2010, the Company entered into a letter of intent with Eidam Diagnostics Corporation (“Eidam”), and all of the shareholders of Eidam in a reverse takeover pursuant to which the Company has agreed to acquire 100% of the issued and outstanding shares of Eidam in exchange for up to 67,870,000 common shares or such other number as allowed by the TSX Venture Exchange.  The Company also agrees to reserve up to an additional 24,451,250 common shares of the Company to be issued on conversion of the preferred shares of Eidam, which may be issued as part of a private placement being completed concurrently to raise gross proceeds of up to $3,000,000.  The final terms and conditions of the Private Placement will be mutually agreed upon by the Company and Eidam.  On September 11, 2011 the Company announced that it had terminated its intention to proceed with the acquisition of Eidam.

The Company's principal office is located at:

 1030 West Georgia Street, #1518, Vancouver, British Columbia, Canada  V6E 2Y3

 Telephone: 604-689-2646

 Facsimile: 604-689-1289

The contact person is Harry Chew, President/CEO/CFO and Director.

The Company’s authorized capital includes an unlimited number of common shares without par value.  As of 2/29/2012, there were 20,512,235 common shares outstanding.  As of 5/30/2012, there were 20,512,235 common shares outstanding.

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

Fiscal Year	Nature of Share Issuance	Number of Securities	Gross Amount
Fiscal 2012	Nil	Nil	$nil
Fiscal 2011	Private Placement of Units	6,000,000	$600,000
Fiscal 2010	Nil	Nil	$nil
Fiscal 2009	Private Placement of Units	4,500,000	$495,000

Capital Expenditures

Fiscal Year	Capital Expenditures	Purpose
Fiscal 2012	$nil
Fiscal 2011	$nil
Fiscal 2010	$nil
Fiscal 2009	$nil

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

On 9/20/2010, the Company entered into a letter of intent with Eidam Diagnostics Corporation (“Eidam”), and all of the shareholders of Eidam in a reverse takeover pursuant.  On 9/16/2011, the Company announced that it had terminated its intention to acquire 100% of the shares of Eidam.  The Company was unable to secure the necessary financing and sponsorship required to complete the transaction.

Seasonality: No Disclosure Necessary

Dependency upon Patents/Licenses/Processes: No Disclosure Necessary

Dependency upon Customers: No Disclosure Necessary

Employees

As of 5/30/2012, 2/29/2012, and 2/28/2011, the Company had two “employees”.  Its two executive officers have been responsible for the operations of the Company on a consulting basis.

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

Risks Relating to Financial Condition

Bi-Optic Ventures Has Accumulated Losses Since Inception Which Raise Substantial Doubt About Its Ability To Continue As A Going Concern.

Since inception through 2/29/2012, the Company has incurred aggregate losses of ($4,970,497).  Our losses from operations for the years ended 2/29/2012 and 2/28/2011 were ($147,257) and ($294,893), respectively. There is no assurance that we will identify a profitable business to acquire or merge with and generate positive cash flow in the future.

The Auditors' Report on the 2/29/2012 financial statements includes an additional comment that states that there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

Bi-Optic Ventures’ History Of Operating Losses Is Likely To Lead To The Need For Additional, Potentially Unavailable, Financings And Related Problems.

The Company has a history of losses: ($147,257) and ($294,893) in Fiscal 2012 and Fiscal 2011, respectively.  Despite recent capital infusions, the Company may require significant additional funding to meet its long-term business objectives, unless the trend of losses is reversed.  The Company may not be able to obtain additional financing on reasonable terms, or at all.  If equity financing is required, then such financings could result in significant dilution to existing shareholders.  The Company has historically obtained the preponderance of its financing through the issuance of equity.  There are an unlimited number of authorized common shares.  The Company has no current plans to obtain financing through means other than equity financing and/or loans.  Such losses and the resulting need for external financings could result in losses of investment value.

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

The common shares trade on the NEX board of the TSX Venture Exchange in Canada, under the symbol BOV.H.

The following table lists the volume of trading and high, low and closing sales prices on the TSX Venture Exchange for the Company's common shares for: the last eight fiscal quarters.  On 5/15/2012 the closing price was US$0.02 on 5/17/2012 (last trade date).

Table No. 1

NEX Board TSX Venture Exchange

Common Shares Trading Activity

Period Ended	Volume	High	Low	Closing
Quarterly
2/29/2012	547,929	$0.045	$0.03	$0.03
11/30/2011	659,150	$0.06	$0.03	$0.03
8/31/2011	nil
5/31/2011	nil
2/28/2011	nil
11/30/2010	50,000	$0.12	$0.11	$0.12
8/31/2010	365,150	$0.125	$0.075	$0.115
5/31/2010	898,500	$0.165	$0.105	$0.105

The following table lists the volume of trading and high, low and closing sales prices on the NASD Electronic OTC Bulletin Board for the Company's

common shares for: the last nine fiscal quarters.  Trading started on 6/19/2003.  On 5/15/2012 the closing price was US$0.005 (last trade 4/2/2012).

Table No. 1

NASD Electronic OTC Bulletin Board

Common Shares Trading Activity

Period Ended	Volume	High	Low	Closing
Quarterly
2/29/2012	3,000	$0.04	$0.01	$0.01
11/30/2011	20,000	$0.04	$0.04	$0.04
8/31/2011	10,500	$0.04	$0.04	$0.04
5/31/2011	20,000	$0.07	$0.04	$0.04
2/28/2011	8,100	$0.20	$0.07	$0.07
11/30/2010	1,000	$0.20	$0.07	$0.20
8/31/2010	nil	$0.07	$0.07	$0.07
5/31/2009	9,100	$0.05	$0.04	$0.04
2/28/2010	10,100	$0.07	$0.04	$0.04

Stock Options

The Company does not have a written stock option plan in place currently.

No stock options were granted or exercised during Fiscal 2012 or Fiscal 2011.

As of 5/30/2012, no stock options were outstanding.

Holders

The Company's common shares are issued in registered form and the following information is taken from the records of Computershare Trust Company of Canada (located in Vancouver, British Columbia, Canada), the registrar and transfer agent for the common shares.

On 02/29/2012 the shareholders' list for the Company's common shares showed 63 registered shareholders and 20,512,235 common shares outstanding.  53 of these shareholders were Canadian residents, holding 20,113,239 shares representing about 98% of the issued and outstanding common shares.  10 of these shareholders were U.S. residents, holding 398,996 shares representing about 2% of the issued and outstanding common shares.

The Company has researched the indirect holding by depository institutions and the indirect holdings of other financial institutions and estimates that there are 250 “holders of record” and beneficial owners of its common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans: None

Use of Proceeds From Sales of Securities is for working capital

Recent Sales of Unregistered Securities

The Company relied on the exemptions from U.S. registration under Regulation S for the following private placements of securities to only Canadian residents:

Fiscal 2012	None
Fiscal 2011	Private Placement of Units	6,000,000	$600,000
Fiscal 2010	None
Fiscal 2009	Private Placement of Units	4,500,000	$495,000
Fiscal 2008	None

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

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the near future.

Table No. 2 Selected Financial Data Table (CDN$)
	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	2/29/2012	2/28/2011	2/28/2010	2/28/2009	2/29/2008
Sales Revenue	$0	$0	$0	$0	$0
Operating Income (Loss)	($147,257)	($307,286)	($159,303)	($218,770)	($303,775)
Net Income (Loss)	($147,257)	($294,893)	($115,388)	($294,713)	($303,775)
Basic/Diluted (Loss) Per Share	($0.01)	($0.02)	($0.01)	($0.02)	($0.03)
Dividends Per Share	$0	$0	$0	$0	$0
Weighted Avg. Shares O/S	20,512,235	18,819,084	14,512,235	12,798,536	10,012,235
Period-End Shares O/S	20,512,235	20,512,235	14,512,235	14,512,235	10,012,235
Working Capital (Deficit)	($171,849)	($20,610)	($291,672)	($179,554)	($364,301)
Long-Term Obligations	$0	$0	$0	$0	$0
Capital Stock	$4,808,095	$4,808,095	$4,243,545	$4,243,545	$3,768,180
Shareholder’s Equity (Deficit)	($168,402)	($15,145)	($284,802)	($169,414)	($350,066)
Total Assets	$8,798	$27,796	$13,753	$14,609	$101,412

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan Of Operations

Source of Funds for Fiscal 2013

The Company’s primary source of funds since incorporation has been through the issuance of common stock and loans.  The Company has had no revenue from operations to date and does not anticipate revenues in the foreseeable future.

The Company had a working capital deficit of ($171,849) at 2/29/2012.  The Company has had discussions with third parties about equity offerings and/or loans; but the talks as of 5/15/2012 were preliminary.

Use of Funds for Fiscal 2013

During Fiscal 2013, the Company estimates that it might expend $145,000 on general/administrative expenses; although, this figure is subject to uncertainties including potential acquisition.  It is impossible to precisely estimate the probable capital expenditures associated with any possible acquisitions that might be consummated during Fiscal 2013.

Anticipated Changes to Facilities/Employees

The Company has no plans to acquire any new facilities.  The Company has no plans to add any additional personnel; however, if a business acquisition is consummated, additional personnel might be required.

Management’s Discussion and

Analysis of Financial Condition and Results of Operations

Overview

Since May 2008, the Company has been evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis.

On 9/20/2010, the Company entered into a letter of intent with Eidam Diagnostics Corporation (“Eidam”), and all of the shareholders of Eidam in a reverse takeover pursuant.  On 9/16/2011, the Company announced that it had terminated its intention to acquire 100% of the shares of Eidam.  The Company was unable to secure the necessary financing and sponsorship required to complete the transaction.

Liquidity and Capital Resources

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

Fiscal 2012 Ended 2/29/2012

Working Capital deficit was ($171,849) at 2/29/2012.

Working Capital deficit was ($ 20,610) at 2/28/2011.

Working Capital deficit was ($291,672) at 2/28/2010.

Cash Used in Fiscal 2012 Operating Activities totaled ($39,445), including the ($147,257) Net Loss; significant adjusting items were amortization of $2,018 and a $105,794 net change in operating assets and liabilities.  Net Cash Provided by Financing Activities was $32,530, consisting of changes in “due to/from “related parties”.  Net Cash Used in Investing Activities was $nil.

Fiscal 2011 Ended 2/29/2011

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

Results of Operations

Fiscal 2012 Ended 2/29/2012

Since May 2008, the Company has been evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis.

On 9/20/2010, the Company entered into a letter of intent with Eidam Diagnostics Corporation (“Eidam”), and all of the shareholders of Eidam in a reverse takeover pursuant.  On 9/16/2011, the Company announced that it had terminated its intention to acquire 100% of the shares of Eidam.  The Company was unable to secure the necessary financing and sponsorship required to complete the transaction.

Operating Expenses for Fiscal 2012 ended 2/29/2011 were $147,257 compared to $307,286 for last year.  “Consulting/management fees” were $47,097 vs. $75,925): ($30,000 vs. $30,000) incurred to Myntek Management Services Inc.; and ($17,097 vs. $45,925) paid to third parties, the decrease relating to lower payments made this year to consultants for project investigation costs.  “Professional fees” were lower ($44,871 vs. $137,005): ($24,000 vs. $24,000) incurred to Wynson Management Services Ltd.; and ($20,871 vs. $113,005) paid to third parties, the decrease was due to lower legal fees relating to higher due diligence costs this year for project investigation.  “Office/Rent/Telephone” was down ($38,937 vs. $51,777) as a result of lower corporate activity.

Net Loss for Fiscal 2012 was ($147,257).  Loss Per Share was ($0.01).

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

Net Loss for Fiscal 2010 was ($115,388).  Loss Per Share was ($0.01).

Off-Balance Sheet Arrangements: No Disclosure Necessary

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

ITEM 8.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. Financial Statements Year Ended February 29, 2012 (Expressed in Canadian dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bi-Optic Ventures Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Bi-Optic Ventures Inc. (A Development Stage Company) as of February 29, 2012 and February 28, 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended February 29, 2012 and February 28, 2011 and accumulated from May 31, 1984 (date of inception) to February 28, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bi-Optic Ventures Inc. accumulated from May 31, 1984 (date of inception) to February 28, 2010 were audited by other auditors whose report dated May 12, 2010 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from May 31, 1984 (date of inception) to February 28, 2010 reflect a net loss of $4,528,347 of the related cumulative totals. The auditors’ report has been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the report of such auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for the years ended February 29, 2012 and February 28, 2011 and accumulated from May 31, 1984 (date of inception) to February 28, 2012, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

May 25, 2012

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Balance Sheets

(expressed in Canadian dollars)

	February 29,	February 28,
	2012 $	2011 $

Assets

Current Assets

Cash	499	7,414
Amounts receivable	4,386	10,417
Prepaid expenses	466	4,500

Total Current Assets	5,351	22,331

Property and equipment (Note 3)	3,447	5,465

Total Assets	8,798	27,796

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	52,430	42,941
Due to related parties (Note 4)	124,770	–

Total Liabilities	177,200	42,941

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Common stock: unlimited common shares authorized without par value; 20,512,235 shares issued and outstanding	4,808,095	4,808,095

Due from related party (Note 4)	(6,000)	–

Deficit accumulated during the development stage	(4,970,497)	(4,823,240)

Total Stockholders’ Deficit	(168,402)	(15,145)

Total Liabilities and Stockholders’ Deficit	8,798	27,796

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Statements of Operations

(expressed in Canadian dollars)

	Year ended February 29,	Year ended February 28,	Accumulated from May 31, 1984 (Date of Inception) to February 29,
	2012	2011	2012
	$	$	$

Revenue	–	–	–

Expenses

Acquisition costs written-off	–	–	347,815
Amortization	2,018	2,534	25,956
Bad debts	–	–	20,658
Consulting and management fees (Note 4)	47,097	75,925	846,885
Investor and public relations	–	–	94,268
Office, rent and telephone (Note 4)	38,937	51,777	577,618
Professional fees (Note 4)	44,871	137,005	856,182
Transfer agent and regulatory fees	12,326	17,725	162,402
Travel and promotion	2,008	20,254	345,803
Write-down of property and equipment	–	2,066	2,066

Total Expenses	147,257	307,286	3,279,653

Loss from Operations	(147,257)	(307,286)	(3,279,653)

Other Income (Expense)

Accounts payable written-off	–	–	49,341
Gain on debt derecognition	–	12,393	52,919
Interest and other income	–	–	17,118
Provision for advances receivable	–	–	(75,943)

Total Other Income (Expense)	–	12,393	43,435

Net Loss Before Discontinued Operations	(147,257)	(294,893)	(3,236,218)

Loss from discontinued operations	–	–	(1,734,279)

Net Loss for the Period	(147,257)	(294,893)	(4,970,497)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.02)

Weighted Average Shares Outstanding	20,512,235	18,819,084

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

Period from February 29, 2004 to February 29, 2012

(expressed in Canadian dollars)

	Common Stock		Common Stock	Deficit Accumulated During the Development
	Shares	Amount	Subscribed	Stage	Total
	#	$	$	$	$

Balance, February 29, 2004	5,164,235	2,719,192	48,400	(2,913,692)	(146,100)

Shares issued pursuant to a private placement at $0.16 per share	1,500,000	240,000	(48,400)	–	191,600

Shares issued pursuant to the exercise of warrants at $0.215 per share	350,000	75,250	–	–	75,250

Share issuance costs	–	(9,912)	–	–	(9,912)

Net loss for the year	–	–	–	(293,380)	(293,380)

Balance, February 28, 2005	7,014,235	3,024,530	–	(3,207,072)	(182,542)

Shares issued pursuant to a private placement at $0.25 per share	929,000	232,250	–	–	232,250

Shares issued pursuant to the exercise of warrants at $0.215 per share	1,150,000	247,250	–	–	247,250

Share issuance costs	–	(11,550)	–	–	(11,550)

Net loss for the year	–	–	–	(199,802)	(199,802)

Balance, February 28, 2006	9,093,235	3,492,480	–	(3,406,874)	85,606

Shares issued pursuant to the exercise of warrants at $0.30 per share	919,000	275,700	–	–	275,700

Net loss for the yea	–	–	–	(407,597)	(407,597)

Balance, February 28, 2007	10,012,235	3,768,180	–	(3,814,471)	(46,291)

Net loss for the year	–	–	–	(303,775)	(303,775)

Balance, February 29, 2008	10,012,235	3,768,180	–	(4,118,246)	(350,066)

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

Period from February 29, 2004 to February 29, 2012

(expressed in Canadian dollars)

	Common Stock		Due From Related	Deficit Accumulated During the Development
	Shares	Amount	Party	Stage	Total
	#	$	$	$	$

Balance, February 29, 2008	10,12,235	3,768,180	–	(4,118,246)	(350,066)

Shares issued pursuant to a private placement at $0.11 per share	4,500,000	495,000	–	–	495,000

Share issuance costs	–	(19,635)	–	–	(19,635)

Net loss for the year	–	–	–	(294,713)	(294,713)

Balance, February 28, 2009	14,512,235	4,243,545	–	(4,412,959)	(169,414)

Net loss for the year	–	–	–	(115,388)	(115,388)

Balance, February 28, 2010	14,512,235	4,243,545	–	(4,528,347)	(284,802)

Shares issued pursuant to a private placement at $0.10 per share	6,000,000	600,000	–	–	600,000

Share issuance costs	–	(35,450)	–	–	(35,450)

Net loss for the year	–	–	–	(294,893)	(294,893)

Balance, February 28, 2011	20,512,235	4,808,095	–	(4,823,240)	(15,145)

Advance to related party	–	–	(6,000)	–	(6,000)

Net loss for the year	–	–	–	(147,257)	(147,257)

Balance, February 29, 2012	20,512,235	4,808,095	(6,000)	(4,970,497)	(168,402)

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Statements of Cash Flows

(expressed in Canadian dollars)

	Year ended February 29,	Year ended February 28,	Accumulated from May 31, 1984 (Date of Inception) to February 29,
	2012	2011	2012
	$	$	$

Operating Activities

Net loss for the period	(147,257)	(294,893)	(4,970,497)

Adjustments to reconcile net loss to net cash used in operating activities
Acquisition costs written-off		–	347,815
Amortization	2,018	2,534	27,558
Bad debts	–	–	20,658
Gain on debt derecognition	–	(12,393)	(52,919)
Provision for advances receivable	–	–	464,169
Write-down of property and equipment	–	2,066	2,066

Changes in operating assets and liabilities
Amounts receivable	6,031	(8,972)	(25,043)
Advances receivable	–	–	(65,447)
Prepaid expenses	4,034	938	(466)
Accounts payable and accrued liabilities	9,489	(17,277)	312,612
Due to related parties	86,240	–	86,240

Net Cash Used in Operating Activities	(39,445)	(327,997)	(3,853,254)

Investing Activities

Net cash used in discontinued operations	–	–	(362,241)
Acquisition of property and equipment	–	(3,195)	(33,070)

Net Cash Used in Investing Activities	–	(3,195)	(395,311)

Financing Activities

Proceeds from loans payable	–	–	120,409
Repayment of loans payable	–	–	(80,000)
Bank overdraft	–	(844)	–
Due to related parties	38,530	(225,100)	38,530
Due from related parties	(6,000)	–	(6,000)
Proceeds from issuance of common shares/share subscriptions received	–	600,000	4,263,051
Share issuance costs	–	(35,450)	(76,547)

Net Cash Provided by Financing Activities	32,530	338,606	4,259,443

Effect of Exchange Rate Changes on Cash	–	–	(10,379)

Increase (Decrease) in Cash	(6,915)	7,414	499

Cash, Beginning of Period	7,414	–	–

Cash, End of Period	499	7,414	499

Non-cash Investing and Financing Activities
Shares issued to settle debt	–	–	247,791
Shares issued for finders’ fees	–	–	50,400
Shares issued to acquire mineral properties	–	–	275,000

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

Years ended February 29, 2012 and February 28, 2011

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 29, 2012, the Company has a working capital deficit of $171,849 and has accumulated losses of $4,970,497 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(d)

Property and Equipment

Property and equipment is recorded at cost. Amortization is computed at the following rates:

Computer equipment

30% declining balance

Furniture and equipment

20% declining balance

Leasehold improvements

5 years straight-line

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

Years ended February 29, 2012 and February 28, 2011

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

As of February 29, 2012 and February 28, 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. The open taxation years range from 2009 to 2011. Tax authorities of Canada have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended February 29, 2012 and February 28, 2011, there were no charges for interest or penalties.

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

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

Years ended February 29, 2012 and February 28, 2011

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, accrued liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(i)

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at February 29, 2012 and February 28, 2011, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements

(j)

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

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

Years ended February 29, 2012 and February 28, 2011

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

3.

Property and Equipment

	Cost $	Accumulated Amortization $	2012 Net Carrying Value $	2011 Net Carrying Value $

Computer equipment	9,238	6,200	3,038	4,339
Furniture and equipment	6,932	6,523	409	510
Leasehold improvements	6,157	6,157	–	616

	22,327	18,880	3,447	5,465

4.

Related Party Transactions

(a)

During the year ended February 29, 2012, the Company incurred $30,000 (February 28, 2011 - $30,000) in management fees to a company controlled by the President of the Company.

(b)

During the year ended February 29, 2012, the Company incurred $30,000 (February 28, 2011 - $30,000) in rent and administrative services to a company controlled by the President of the Company and a director.

(c)

During the year ended February 29, 2012, the Company incurred $24,000 (February 28, 2011 - $24,000) in professional fees to a company controlled by a director.

(d)

As at February 29, 2012, an amount of $950 (February 28, 2011 - $nil) is owed to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

(e)

As at February 29, 2012, an amount of $6,000 (February 28, 2011 - $nil) is owed from the President of the Company which is non-interest bearing, unsecured, and due on demand.

(f)

As at February 29, 2012, an amount of $33,400 (February 28, 2011 - $nil) is owed to companies controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(g)

As at February 29, 2012, an amount of $65,780 (February 28, 2011 - $nil) is owed to companies controlled by the President and a director of the Company which is non-interest bearing, unsecured, and due on demand.

(h)

As at February 29, 2012, an amount of $24,640 (February 28, 2011 - $nil) is owed to a company controlled by a director of the Company which is non-interest bearing, unsecured, and due on demand.

5.

Common Stock

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

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

Years ended February 29, 2012 and February 28, 2011

(expressed in Canadian dollars)

6.

Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2010	–	–

Issued	6,000,000	0.15

Balance, February 28, 2011	6,000,000	0.15

Expired	(6,000,000)	0.15

Balance, February 29, 2012	–	–

7.

Income Taxes

The Company is subject to Canadian federal and provincial income taxes at a combined rate of 26.25% (2011 – 28.17%). The reconciliation of the provision for income taxes at the combined Canadian federal and provincial statutory rate compared to the Company’s income tax expense as reported is as follows:

	2012 $	2011 $

Income tax recovery computed at the statutory rate	(38,655)	(83,062)

Permanent differences and other	–	(6,795)
Change in enacted tax rates	1,841	2,988
True up of prior year difference	–	24,842
Expiry of non-capital loss	–	33,470
Change in valuation allowance	36,814	28,557

Income tax provision	–	–

Significant components of the Company’s deferred income tax assets as at February 29, 2012 and February 28, 2011, after applying enacted corporate income tax rates, are as follows:

	2012 $	2011 $

Deferred income tax assets

Non-capital losses carried forward	497,495	458,431
Net capital losses carried forward	52,280	52,280
Property and equipment	6,028	5,524
Share issuance costs	6,299	9,053
Valuation allowance	(562,102)	(525,288)

Net deferred income tax asset	–	–

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

Years ended February 29, 2012 and February 28, 2011

(expressed in Canadian dollars)

7.

Income Taxes (continued)

As at February 29, 2012, the Company has non-capital losses carried forward of $1,989,980 which are available to offset future years’ taxable income. These losses expire as follows:

2015	$286,893
2026	198,629
2027	408,015
2028	299,166
2029	225,446
2030	112,200
2031	303,376
2032	156,255

$1,989,980

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: No Disclosure Necessary

ITEM 9A.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of February 29, 2012, and concluded the disclosure controls and procedures were not effective, due to the material weaknesses in internal control over financial reporting described below, to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 29, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of February 29, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  There is no policy on fraud.  (We have a Whistleblower Policy).

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

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of February 29, 2012.

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

Table No. 3
Directors and Executive Officers
May 30, 2012
Name	Positions	Age	Date First Elected or Appointed
Harry Chew (1)(2)(4)	President/CEO/CFO/Director	51	February 1999
Sonny Chew (1)(2)(3)	Corporate Secretary/Director	43	July 2000
Terrance G. Owen (1)(2)(5)	Chairman of the Board/Director	66	August 2002
(1) All business addresses: c/o Bi-Optic Ventures Inc. 1030 West Georgia, #1518 Vancouver, British Columbia, Canada V6E 2Y3
(2) Member of Audit Committee.
(3) He spends about 20% of his time on the affairs of the Company. Director since July 2000; Corporate Secretary since November 2007.
(4) He spends about 30% of his time on the affairs of the Company.
(5) He spends about 20% of his time on the affairs of the Company. Director since September 2006, Chairman since April 2008.

Harry Chew is a graduate of Simon Fraser University in Burnaby, British Columbia and has been a Certified General Accountant since 1986.  He was President and a Director of the Company from 1999 until November 2007 when he relinquished the Presidency and was appointed Co-Chairman of the Board and Chief Financial Officer.  In April 2008, he was appointed President/CEO and relinquished the Co-Chairmanship.  He also is: President of Myntek Management Services Inc., since 1986, a private company providing management services; and President of the Pacific Paragon Group of Companies, since 1993, a private company providing management consulting services.  Mr. Chew currently is a director and/or officer of the following public Canadian companies: Pacific Paradym Energy Inc., Pacific Arc Resources Ltd., and Dragonfly Capital Corp. He devotes about one-quarter of his time to the affairs of the Company.  He lives in Vancouver, British Columbia, Canada.

Sonny Chew is a graduate of Simon Fraser University in Burnaby, British Columbia.  He has been a Director of the Company since 2000 and was appointed Corporate Secretary in November 2007.  He also is: President of Wynson Management Services Ltd., since 1992, a private management and bookkeeping consulting company; and Director of Finance and Administration of the Pacific Paragon Group of Companies, since 1993, a private company providing management consulting services.  Mr. Chew is a director and/or officer of these public Canadian companies: Dragonfly Capital Corp., Pacific Arc Resources Inc., and Pacific Paradym Energy Inc.  He devotes about one-quarter of his time to the affairs of the Company.  He lives in Vancouver, British Columbia, Canada.

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

Board Meetings and Committees; Annual Meeting Attendance

During Fiscal 2012, the Board of Directors held three regularly scheduled meetings, and one special and telephone meetings.  For various reasons, Board members may not be able to attend a Board meeting; all Board members are provided information related to each of the agenda items before each meeting, and, therefore, can provide counsel outside the confines of regularly scheduled meetings.  No director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board of Directors, while he was a Director; and (2) the total number of meetings of committees of the Board of Directors on which the director served.  Directors are encouraged to attend annual meetings of our stockholder; all but one1 of the directors attended the August 2011 annual shareholders meeting.

The following sets out the attendance records of our Board members during Fiscal 2012:

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

Audit Committee

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: Harry Chew, Sonny Chew, and Terrance Owen (independent).  The Audit Committee met four times in Fiscal 2012 and has met once during Fiscal 2013-to-date.

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

Further, Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company.  The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders. two of our directors attended our Annual Meeting in August 2011.

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

Table No. 5
Summary Compensation Table
Executive Officers and Directors
Director Name	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	TOTAL
Harry Chew (1) President/CEO/CFO Director	2012 2011 2010	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$30,000 $30,000 $30,000	$30,000 $30,000 $30,000
Sonny Chew (2) Secretary/Director	2012 2011 2010	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$24,000 $24,000 $24,000	$24,000 $24,000 $24,000
Terrance Owen Chairman/Director	2012 2011 2010	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$nil $nil $nil	$nil $nil $nil
(1) All Other Compensation reflects “management fees” and “professional fees” paid to private companies controlled by Harry Chew.
(2) All Other Compensation reflects “management fees” and “professional fees” paid to private companies controlled by Sonny Chew.

Stock Options

The Company does not have a written stock option plan in place currently.

No stock options were granted or exercised during Fiscal 2012 or Fiscal 2011.

No stock options expired unexercised during Fiscal 2012 or Fiscal 2011.

As of 5/30/2012, no stock options were outstanding.

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

Table No. 6
Shareholdings of 5% Shareholders
Shareholdings of Directors and Executive Officers
May 30, 2012
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Harry Chew (1)	1,661,084	8.09%
Common	Sonny Chew	102,000	0.50%
Common	Terrance Owen	Nil	Nil
	TOTAL	1,763,084	8.59%

(1) 315,834 shares are held indirectly by Pacific Paragon Investment Fund

    Ltd., a private company controlled 45% by the spouse of Mr. Harry Chew and 45% by Mrs. Jodie Nitta and 10% by Mrs. Winnie Chew

    300,000 shares are held indirectly by Pacific Paragon Capital Group

    Ltd., a private company controlled 25% by Mr. Sonny Chew and 75% by Mr.

    Harry Chew.

# Based on 20,512,235 shares outstanding as of 5/15/2012.

Securities authorized for issuance under equity compensation plans.

 --- No Disclosure Necessary ---

Share Purchase Warrants

On June 11, 2010, the Company issued 6,000,000 units at $0.10 per unit for gross proceeds of 600,000.  Each unit consisted of one common share and one share purchase warrant to purchase an additional share at $0.15 per share expiring on June 11, 2011.  The warrants expired unexercised.

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

Certain Relationships and Related Transactions

Sonny Chew, Corporate Secretary/Director.  During Fiscal 2012, the Company incurred $24,000 (FY2011 = $24,000) to Wynson Management Services Ltd., a private company controlled by Sonny Chew, Corporate Secretary and a Director of the Company, and his spouse, for bookkeeping and accounting services.

Harry Chew, President/CEO/CFO/Director.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President/CEO/CFO and a Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus reasonable expenses related to the performance of its duties.  For the fiscal years ended 2/29/2012 and 2/28/2011, management fees in the amount of $30,000 were incurred in each year to Myntek Management Services Inc.

During Fiscal 2012, the Company incurred rent and administrative services of $30,000 (FY2011 = $30,000) to Pacific Capital Group Ltd., a private company controlled Harry Chew.

As at 2/29/2012 and 2/28/2011, $6,000 and $nil is owed by the President of the Company and was without interest, unsecured and due on demand.

As at 2/29/2012 and 2/28/2010, $950 and $nil is owed to the spouse of Harry Chew.  The entire balance was without interest, unsecured and due on demand.

As at 2/29/2012 and 2/28/8011, $33,400 and $nil was owed to companies controlled by Harry Chew, and was without interest, unsecured and due on demand.

As at 2/29/2012 and 2/28/2011, $65,780 and $nil was owed to companies controlled by Harry Chew and Sonny Chew, and was without interest, unsecured and due on demand.

As at 2/29/2012 and 2/28/8011, $24,640 and $nil was owed to Wynson Management Services Ltd., a company controlled by Sonny Chew and his spouse, and was without interest, unsecured and due on demand.

Other than described above, there have been no transactions since 2/28/2011, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICE

Professional accounting services were rendered by Saturna Group Chartered Accountants LLP for Fiscal 2012 and Fiscal 2011.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and for the review of the financial statements, included in the Company’s quarterly reports on Form 10-Q, for the fiscal years ended 2/29/2012 and 2/28/2011 were $6,000 and $6,000 respectively.

Audit Related Fees

The Company incurred $nil and $nil fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $500 and $400 during the fiscal years ended 2/29/2012 and 2/28/2011, respectively, for professional services rendered by the Company’s principal accountant for tax compliance.

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

35.  Servicer Compliance Statement:  No Disclosure Necessary

99.  Additional Exhibits:  No Disclosure Necessary

101.INS(1)

XBRL Instance Document

101.SCH(1)

XBRL Taxonomy Extension Schema Document

101.CAL(1)

XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)

XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)

XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)

XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURE PAGE

Pursuant to the requirements of Section 12g of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for filing on Form 10-K and has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bi-Optic Ventures Inc. --– SEC File # 000-49685

Registrant

Dated: June 11, 2012 By /s/ Harry Chew
Harry Chew, President/CEO/CFO/Director

Dated: June 11, 2012 By /s/ Sonny Chew
Sonny Chew, Secretary/Director