Form 10-Q
period 2012-05-31
BI-OPTIC VENTURES INC
filed 2012-07-16
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended May 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 7/12/2012: 20,512,235 Common Shares w/o par value

BI-OPTIC VENTURES INC. Financial Statements May 31, 2012 (Expressed in Canadian dollars) (unaudited)

BI-OPTIC VENTURES INC. (A Development Stage Company) Balance Sheets (expressed in Canadian dollars)
	May 31,	February 29,
	2012 $	2012 $
	(unaudited)

Assets

Current Assets

Cash	9	499
Amounts receivable	4,229	4,386
Prepaid expenses	466	466

Total Current Assets	4,704	5,351

Property and equipment (Note 3)	3,198	3,447

Total Assets	7,902	8,798

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable and accrued liabilities	61,769	52,430
Due to related parties (Note 4)	145,630	124,770

Total Liabilities	207,399	177,200

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Common stock: unlimited common shares authorized without par value; 20,512,235 shares issued and outstanding	4,808,095	4,808,095

Due from related party (Note 4)	–	(6,000)

Deficit accumulated during the development stage	(5,007,592)	(4,970,497)

Total Stockholders’ Deficit	(199,497)	(168,402)

Total Liabilities and Stockholders’ Deficit	7,902	8,798

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Operations (expressed in Canadian dollars) (unaudited)
	Three Months Ended May 31,	Three Months Ended May 31,	Accumulated from May 31, 1984 (Date of Inception) to May 31,
	2012	2011	2012
	$	$	$

Revenue	–	–	–

Expenses

Acquisition costs written-off	–	–	347,815
Amortization	249	505	26,205
Bad debts	–	–	20,658
Consulting and management fees (Note 4(a))	12,421	11,825	859,306
Investor and public relations	–	–	94,268
Office, rent and telephone (Note 4(b))	8,440	11,516	586,058
Professional fees (Note 4(c))	13,266	7,500	869,448
Transfer agent and regulatory fees	2,509	3,152	164,911
Travel and promotion	210	544	346,013
Write-down of property and equipment	–	–	2,066

Total Expenses	37,095	35,042	3,316,748

Loss from Operations	(37,095)	(35,042)	(3,316,748)

Other Income (Expense)

Accounts payable written-off	–	–	49,341
Gain on debt derecognition	–	–	52,919
Interest and other income	–	–	17,118
Provision for advances receivable	–	–	(75,943)

Total Other Income (Expense)	–	–	43,435

Net Loss Before Discontinued Operations	(37,095)	(35,042)	(3,273,313)

Loss from discontinued operations	–	–	(1,734,279)

Net Loss for the Period	(37,095)	(35,042)	(5,007,592)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	20,512,235	20,512,235

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Cash Flows (expressed in Canadian dollars) (unaudited)
	Three Months Ended May 31,	Three Months Ended May 31,	Accumulated from May 31, 1984 (Date of Inception) to May 31,
	2012	2011	2012
	$	$	$

Operating Activities

Net loss for the period	(37,095)	(35,042)	(5,007,592)

Adjustments to reconcile net loss to net cash used in operating activities
Acquisition costs written-off	–	–	347,815
Amortization	249	505	27,807
Bad debts	–	–	20,658
Gain on debt derecognition	–	–	(52,919)
Provision for advances receivable	–	–	464,169
Write-down of property and equipment	–	–	2,066

Changes in operating assets and liabilities
Amounts receivable	157	3,052	(24,886)
Advances receivable	–	–	(65,447)
Prepaid expenses	–	(4,823)	(466)
Accounts payable and accrued liabilities	9,339	1,828	321,951
Due to related parties	23,520	15,680	109,760

Net Cash Used in Operating Activities	(3,830)	(18,800)	(3,857,084)

Investing Activities

Net cash used in discontinued operations	–	–	(362,241)
Acquisition of property and equipment	–	–	(33,070)

Net Cash Used in Investing Activities	–	–	(395,311)

Financing Activities

Proceeds from loans payable	–	–	120,409
Repayment of loans payable	–	–	(80,000)
Bank overdraft	–	–	–
Due to/from related parties	3,340	11,550	35,870
Proceeds from issuance of common shares/share subscriptions received	–	–	4,263,051
Share issuance costs	–	–	(76,547)

Net Cash Provided by Financing Activities	3,340	11,550	4,262,783

Effect of Exchange Rate Changes on Cash	–	–	(10,379)

Increase (Decrease) in Cash	(490)	(7,250)	9

Cash, Beginning of Period	499	7,414	–

Cash, End of Period	9	164	9

Non-cash Investing and Financing Activities
Shares issued to settle debt	–	–	247,791
Shares issued for finders’ fees	–	–	50,400
Shares issued to acquire mineral properties	–	–	275,000

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2012

(expressed in Canadian dollars)

(unaudited)

1.

Basis of Presentation

The accompanying financial statements of Bi-Optic Ventures Inc. (the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2012, the Company has a working capital deficit of $202,695 and has accumulated losses of $5,007,592 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

(a)

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at May 31, 2012 and 2011, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(b)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Property and Equipment

	Cost $	Accumulated Amortization $	May 31, 2012 Net Carrying Value $	February 29, 2012 Net Carrying Value $

Computer equipment	9,238	6,429	2,809	3,038
Furniture and equipment	6,932	6,543	389	409
Leasehold improvements	6,157	6,157	–	–

	22,327	19,129	3,198	3,447

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2012

(expressed in Canadian dollars)

(unaudited)

4.

Related Party Transactions

(a)

During the three months ended May 31, 2012, the Company incurred $7,500 (2011 - $7,500) in management fees to a company controlled by the President of the Company.

(b)

During the three months ended May 31, 2012, the Company incurred $7,500 (2011 - $7,500) in rent and administrative services to a company controlled by the President of the Company and a director.

(c)

During the three months ended May 31, 2012, the Company incurred $6,000 (2011 - $6,000) in professional fees to a company controlled by a director.

(d)

As at May 31, 2012, an amount of $7,090 (February 29, 2012 - $950) is owed to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

(e)

As at May 31, 2012, an amount of $nil (February 29, 2012 - $6,000) is owed from the President of the Company which is non-interest bearing, unsecured, and due on demand.

(f)

As at May 31, 2012, an amount of $39,900 (February 29, 2012 - $33,400) is owed to companies controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(g)

As at May 31, 2012, an amount of $67,280 (February 29, 2012 - $65,780) is owed to companies controlled by the President and a director of the Company which is non-interest bearing, unsecured, and due on demand.

(h)

As at May 31, 2012, an amount of $31,360 (February 29, 2012 - $24,640) is owed to a company controlled by a director of the Company which is non-interest bearing, unsecured, and due on demand.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 5/31/2012 had an accumulated deficit of ($5,007,592).

Operating Expenses for the Three Months Ended 5/31/2012 were $37,095 compared to $35,042 for the same period last year.  “Consulting/management fees” were higher ($12,421 vs. $11,825); $7,500 vs. $7,500 paid/accrued to Myntek Management Services Inc.; and ($4,921 vs. $4,325) paid to third parties, the decrease relating to decreased corporate activity, primarily related to acquisition activities.  Professional fees were higher ($13,266 vs. $7,500): $7,500 vs. $7,500 paid/accrued to Wynson Management Services Ltd.; and ($6,266 vs. $nil) paid to third parties, the decrease was due to decreased corporate activity.  “Office/Rent/Telephone/Administrative Services” ($8,440 vs. $11,516), including $7,500 vs. $7,500 paid/accrued to Pacific Paragon Capital Group; and “travel/promotion” ($210 vs. $544) decreased as a result of a decrease in corporate activity.  Net Loss was ($37,095) vs. ($35,042).  Loss Per Share was ($0.00) vs ($0.00) in the prior year period.

Liquidity and Capital Resources

The Company had a working capital deficit of ($202,695) at 5/31/2012, compared to a working capital deficit of ($171,849) at 2/29/2012.  Net Cash Used in Operating Activities for Three Months Ended 5/31/2012 was ($3,830) vs. ($18,800) in the prior-year period, including the ($37,095) Net Loss; significant adjustments included amortization of $249 and “changes in operating assets and liabilities” of $33,016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-Q, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of May 31, 2012, and concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in our annual report on Form 10-K for the year ended February 29, 2012.

Changes in Internal Control/Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.  MINE SAFETY DISCLOSURES

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

Exhibit 31.1

Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1

Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS(1):     XBRL Instance Document

101.SCH(1):     XBRL Taxonomy Extension Schema Document

101.CAL(1):     XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1):     XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1):     XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1):     XBRL Taxonomy Extension Presentation Linkbase Document

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: July 16, 2012             /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director