Form 10-Q
period 2012-08-31
BI-OPTIC VENTURES INC
filed 2012-10-15
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended August 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 10/12/2012: 20,512,235 Common Shares w/o par value

PART I – FINANCIAL INFORMATION

1.  Financial Statements

BI-OPTIC VENTURES INC. Financial Statements August 31, 2012 (Expressed in Canadian dollars) (unaudited)

BI-OPTIC VENTURES INC. (A Development Stage Company) Balance Sheets (expressed in Canadian dollars)
	August 31,	February 29,
	2012 $	2012 $
	(unaudited)

Assets

Current Assets

Cash	92	499
Amounts receivable	5,875	4,386
Prepaid expenses	466	466

Total Current Assets	6,433	5,351

Property and equipment (Note 3)	2,950	3,447

Total Assets	9,383	8,798

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable and accrued liabilities	88,676	52,430
Due to related parties (Note 4)	173,650	124,770

Total Liabilities	262,326	177,200

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Common stock: unlimited common shares authorized without par value; 20,512,235 shares issued and outstanding	4,808,095	4,808,095

Due from related party (Note 4)	–	(6,000)

Deficit accumulated during the development stage	(5,061,038)	(4,970,497)

Total Stockholders’ Deficit	(252,943)	(168,402)

Total Liabilities and Stockholders’ Deficit	9,383	8,798

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Operations (expressed in Canadian dollars) (unaudited)
	Three Months Ended August 31,	Three Months Ended August 31,	Six Months Ended August 31,	Six Months Ended August 31,	Accumulated from May 31, 1984 (Date of Inception) to August 31,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Acquisition costs written-off	–	–	–	–	347,815
Amortization	249	811	497	1,316	26,453
Bad debts	–	–	–	–	20,658
Consulting and management fees (Note 4(a))	11,156	9,751	23,577	21,576	870,462
Investor and public relations	–	–	–	–	94,268
Office, rent and telephone (Note 4(b))	9,034	10,972	17,475	22,488	595,092
Professional fees (Note 4(c))	28,156	13,875	41,423	21,375	897,605
Transfer agent and regulatory fees	4,851	6,217	7,359	9,369	169,762
Travel and promotion	–	556	210	1,100	346,013
Write-down of property and equipment	–	–	–	–	2,066

Total Expenses	53,446	42,182	90,541	77,224	3,370,194

Loss from Operations	(53,446)	(42,182)	(90,541)	(77,224)	(3,370,194)

Other Income (Expense)

Accounts payable written-off	–	–	–	–	49,341
Gain on debt derecognition	–	–	–	–	52,919
Interest and other income	–	–	–	–	17,118
Provision for advances receivable	–	–	–	–	(75,943)

Total Other Income (Expense)	–	–	–	–	43,435

Net Loss Before Discontinued Operations	(53,446)	(42,182)	(90,541)	(77,224)	(3,326,759)

Loss from discontinued operations	–	–	–	–	(1,734,279)

Net Loss for the Period	(53,446)	(42,182)	(90,541)	(77,224)	(5,061,038)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	20,512,235	20,512,235	20,512,235	20,512,235

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Cash Flows (expressed in Canadian dollars) (unaudited)
	Six Months Ended August 31,	Six Months Ended August 31,	Accumulated from May 31, 1984 (Date of Inception) to August 31,
	2012	2011	2012
	$	$	$
Operating Activities
Net loss for the period	(90,541)	(77,224)	(5,061,038)

Adjustments to reconcile net loss to net cash used in operating activities
Acquisition costs written-off	–	–	347,815
Amortization	497	1,316	28,055
Bad debts	–	–	20,658
Gain on debt derecognition	–	–	(52,919)
Provision for advances receivable	–	–	464,169
Write-down of property and equipment	–	–	2,066
Changes in operating assets and liabilities
Amounts receivable	(1,489)	5,766	(26,532)
Advances receivable	–	(554)	(65,447)
Prepaid expenses	–	–	(466)
Accounts payable and accrued liabilities	36,246	6,316	348,858
Due to related parties	47,040	39,200	133,280
Net Cash Used in Operating Activities	(8,247)	(25,180)	(3,861,501)

Investing Activities
Net cash used in discontinued operations	–	–	(362,241)
Acquisition of property and equipment	–	–	(33,070)
Net Cash Used in Investing Activities	–	–	(395,311)

Financing Activities
Proceeds from loans payable	–	–	120,409
Repayment of loans payable	–	–	(80,000)
Due to/from related parties	7,840	19,000	40,370
Proceeds from issuance of common shares/share subscriptions received	–	–	4,263,051
Share issuance costs	–	–	(76,547)
Net Cash Provided by Financing Activities	7,840	19,000	4,267,283

Effect of Exchange Rate Changes on Cash	–	–	(10,379)

Increase (Decrease) in Cash	(407)	(6,180)	92
Cash, Beginning of Period	499	7,414	–
Cash, End of Period	92	1,234	92

Non-cash Investing and Financing Activities
Shares issued to settle debt	–	–	247,791
Shares issued for finders’ fees	–	–	50,400
Shares issued to acquire mineral properties	–	–	275,000

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2012

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2012, the Company has a working capital deficit of $255,893 and has accumulated losses of $5,061,038 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

(a)

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at August 31, 2012 and 2011, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(b)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Property and Equipment

	Cost $	Accumulated Amortization $	August 31, 2012 Net Carrying Value $	February 29, 2012 Net Carrying Value $

Computer equipment	9,238	6,656	2,582	3,038
Furniture and equipment	6,932	6,564	368	409
Leasehold improvements	6,157	6,157	–	–

	22,327	19,377	2,950	3,447

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2012

(expressed in Canadian dollars)

(unaudited)

4.

Related Party Transactions

(a)

During the six months ended August 31, 2012, the Company incurred $15,000 (2011 - $15,000) in management fees to a company controlled by the President of the Company.

(b)

During the six months ended August 31, 2012, the Company incurred $15,000 (2011 - $15,000) in rent and administrative services to a company controlled by the President of the Company and a director.

(c)

During the six months ended August 31, 2012, the Company incurred $12,000 (2011 - $12,000) in professional fees to a company controlled by a director.

(d)

As at August 31, 2012, an amount of $10,090 (February 29, 2012 - $950) is owed to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

(e)

As at August 31, 2012, an amount of $nil (February 29, 2012 - $6,000) is owed from the President of the Company which is non-interest bearing, unsecured, and due on demand.

(f)

As at August 31, 2012, an amount of $48,300 (February 29, 2012 - $33,400) is owed to companies controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(g)

As at August 31, 2012, an amount of $77,180 (February 29, 2012 - $65,780) is owed to companies controlled by the President and a director of the Company which is non-interest bearing, unsecured, and due on demand.

(h)

As at August 31, 2012, an amount of $38,080 (February 29, 2012 - $24,640) is owed to a company controlled by a director of the Company which is non-interest bearing, unsecured, and due on demand.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 8/31/2012 had an accumulated deficit of ($5,061,038).

Operating Expenses for the Six Months Ended 8/31/2012 were $90,541 compared to $77,224 for the same period last year.  “Consulting/management fees” were modestly higher ($23,577 vs. $21,576); $15,000 vs. $15,000 paid/accrued to Myntek Management Services Inc.; and ($8,577 vs. $6,576) paid to third parties.  Professional fees were nearly double ($41,423 vs. $21,375): $12,000 vs. $12,000 paid/accrued to Wynson Management Services Ltd.; and ($29,423 vs. $9,375) paid to third parties, the increase was due to increased corporate activity.  “Office/Rent/Telephone/Administrative Services” ($17,475 vs. $22,488), including $15,000 vs. $15,000 paid/accrued to Pacific Paragon Capital Group; and “travel/promotion” ($210 vs. $1,100) decreased as a result of a decrease in corporate activity.  Net Loss was ($90,541) vs. ($77,224).  Loss Per Share was ($0.00) vs ($0.00) in the prior year period.

Liquidity and Capital Resources

The Company had a working capital deficit of ($255,893) at 8/31/2012, compared to a working capital deficit of ($171,849) at 2/29/2012.  Net Cash Used in Operating Activities for Six Months Ended 8/31/2012 was ($8,247) vs. ($25,180) in the prior-year period, including the ($90,541) Net Loss; significant adjustments included amortization of $497 and “changes in operating assets and liabilities” of $81,797.  Net Cash Used in Investing Activities was $nil versus $nil.  Net Cash Provided by Financing Activities was $7,840 versus $19,000; resulting from $7,840 net “due to/from related parties”.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this interim report on Form 10-Q, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of August 31, 2012, and concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in our annual report on Form 10-K for the year ended February 29, 2012.

Changes in Internal Control/Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 31.1

 Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1

Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS(1)*:     XBRL Instance Document

101.SCH(1)*:     XBRL Taxonomy Extension Schema Document

101.CAL(1)*:     XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)*:     XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)*:     XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)*:     XBRL Taxonomy Extension Presentation Linkbase Document

(1) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

*   To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: October 15, 2012             /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director