Form 10-Q/A
period 2012-08-31
BI-OPTIC VENTURES INC
filed 2013-01-17
CIK 1168960

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

Explanatory Note

Bi-optic Ventures, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012 for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Original Report formatted in Extensible Business Reporting Language (XBRL).   This Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.

ITEM 6.  EXHIBITS

Exhibit 31.1

 Certification required by Rule 13a-14(a) or Rule 15d-14(a)(1)

Exhibit 32.1

Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(1)

101.INS (2) :     XBRL Instance Document

101.SCH (2) :     XBRL Taxonomy Extension Schema Document

101.CAL (2) :     XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2) :     XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2) :     XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2) :     XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously filed with registrants Form 10Q on October 15, 2012

(2) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: January 14, 2013             /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director