Form 10-Q
period 2012-11-30
BI-OPTIC VENTURES INC
filed 2013-01-17
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended November 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 1/12/2013: 20,512,235 Common Shares w/o par value

PART I – FINANCIAL INFORMATION

BI-OPTIC VENTURES INC. Financial Statements November 30, 2012 (Expressed in Canadian dollars) (unaudited)

BI-OPTIC VENTURES INC. (A Development Stage Company) Balance Sheets (expressed in Canadian dollars)

	November 30,	February 29,
	2012 $	2012 $
	(unaudited)

Assets

Current Assets

Cash	14	499
Amounts receivable	8,586	4,386
Prepaid expenses	466	466

Total Current Assets	9,066	5,351

Property and equipment (Note 3)	2,702	3,447

Total Assets	11,768	8,798

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable and accrued liabilities	90,818	52,430
Due to related parties (Note 4)	224,170	124,770

Total Liabilities	314,988	177,200

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Common stock: unlimited common shares authorized without par value; 20,512,235 shares issued and outstanding	4,808,095	4,808,095

Due from related party (Note 4)	–	(6,000)

Deficit accumulated during the development stage	(5,111,315)	(4,970,497)

Total Stockholders’ Deficit	(303,220)	(168,402)

Total Liabilities and Stockholders’ Deficit	11,768	8,798

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Operations (expressed in Canadian dollars) (unaudited)

	Three Months Ended November 30,	Three Months Ended November 30,	Nine Months Ended November 30,	Nine Months Ended November 30,	Accumulated from May 31, 1984 (Date of Inception) to November 30,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Acquisition costs written-off	–	–	–	–	347,815
Amortization	248	351	745	1,667	26,701
Bad debts	–	–	–	–	20,658
Consulting and management fees (Note 4(a))	9,757	15,328	33,334	36,904	880,219
Investor and public relations	–	–	–	–	94,268
Office, rent and telephone (Note 4(b))	8,798	7,966	26,273	30,454	603,890
Professional fees (Note 4(c))	27,755	15,996	69,178	37,371	925,360
Transfer agent and regulatory fees	3,719	1,466	11,078	10,835	173,481
Travel and promotion	–	545	210	1,645	346,013
Write-down of property and equipment	–	–	–	–	2,066

Total Expenses	50,277	41,652	140,818	118,876	3,420,471

Loss from Operations	(50,277)	(41,652)	(140,818)	(118,876)	(3,420,471)

Other Income (Expense)

Accounts payable written-off	–	–	–	–	49,341
Gain on debt derecognition	–	–	–	–	52,919
Interest and other income	–	–	–	–	17,118
Provision for advances receivable	–	–	–	–	(75,943)

Total Other Income (Expense)	–	–	–	–	43,435

Net Loss Before Discontinued Operations	(50,277)	(41,652)	(140,818)	(118,876)	(3,377,036)

Loss from discontinued operations	–	–	–	–	(1,734,279)

Net Loss for the Period	(50,277)	(41,652)	(140,818)	(118,876)	(5,111,315)

Net Loss Per Share, Basic and Diluted	–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding	20,512,235	20,512,235	20,512,235	20,512,235

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Cash Flows (expressed in Canadian dollars) (unaudited)
	Nine Months Ended November 30,	Nine Months Ended November 30,	Accumulated from May 31, 1984 (Date of Inception) to November 30,
	2012	2011	2012
	$	$	$

Operating Activities

Net loss for the period	(140,818)	(118,876)	(5,111,315)

Adjustments to reconcile net loss to net cash used in operating activities
Acquisition costs written-off	–	–	347,815
Amortization	745	1,667	28,303
Bad debts	–	–	20,658
Gain on debt derecognition	–	–	(52,919)
Provision for advances receivable	–	–	464,169
Write-down of property and equipment	–	–	2,066

Changes in operating assets and liabilities
Amounts receivable	(4,200)	6,085	(29,243)
Advances receivable	–	–	(65,447)
Prepaid expenses	–	4,034	(466)
Accounts payable and accrued liabilities	38,388	9,294	351,000
Due to related parties	70,560	62,720	156,800

Net Cash Used in Operating Activities	(35,325)	(35,076)	(3,888,579)

Investing Activities

Net cash used in discontinued operations	–	–	(362,241)
Acquisition of property and equipment	–	–	(33,070)

Net Cash Used in Investing Activities	–	–	(395,311)

Financing Activities

Proceeds from loans payable	–	–	120,409
Repayment of loans payable	–	–	(80,000)
Bank overdraft	–	12	–
Due to/from related parties	34,840	27,650	67,370
Proceeds from issuance of common shares/share subscriptions received	–	–	4,263,051
Share issuance costs	–	–	(76,547)

Net Cash Provided by Financing Activities	34,840	27,662	4,294,283

Effect of Exchange Rate Changes on Cash	–	–	(10,379)

Increase (Decrease) in Cash	(485)	(7,414)	14

Cash, Beginning of Period	499	7,414	–

Cash, End of Period	14	–	14

Non-cash Investing and Financing Activities
Shares issued to settle debt	–	–	247,791
Shares issued for finders’ fees	–	–	50,400
Shares issued to acquire mineral properties	–	–	275,000

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2012

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2012, the Company has a working capital deficit of $305,922 and has accumulated losses of $5,111,315 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

(a)

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at November 30, 2012 and February 29, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(b)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Property and Equipment

	Cost $	Accumulated Amortization $	November 30, 2012 Net Carrying Value $	February 29, 2012 Net Carrying Value $

Computer equipment	9,238	6,884	2,354	3,038
Furniture and equipment	6,932	6,584	348	409

	16,170	13,468	2,702	3,447

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2012

(expressed in Canadian dollars)

(unaudited)

4.

Related Party Transactions

(a)

During the nine months ended November 30, 2012, the Company incurred $22,500 (2011 - $22,500) in management fees to a company controlled by the President of the Company.

(b)

During the nine months ended November 30, 2012, the Company incurred $22,500 (2011 - $22,500) in rent and administrative services to a company controlled by the President of the Company and a director.

(c)

During the nine months ended November 30, 2012, the Company incurred $18,000 (2011 - $18,000) in professional fees to a company controlled by a director.

(d)

As at November 30, 2012, an amount of $22,290 (February 29, 2012 - $950) is owed to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

(e)

As at November 30, 2012, an amount of $100 was owed to (February 29, 2012 – $6,000 owed from) the President of the Company which is non-interest bearing, unsecured, and due on demand.

(f)

As at November 30, 2012, an amount of $56,900 (February 29, 2012 - $33,400) is owed to companies controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(g)

As at August 31, 2012, an amount of $100,080 (February 29, 2012 - $65,780) is owed to companies controlled by the President and a director of the Company which is non-interest bearing, unsecured, and due on demand.

(h)

As at August 31, 2012, an amount of $44,800 (February 29, 2012 - $24,640) is owed to a company controlled by a director of the Company which is non-interest bearing, unsecured, and due on demand.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 11/30/2012 had an accumulated deficit of ($5,111,315).

Operating Expenses for the Nine Months Ended 11/30/2012 were $140,818 compared to $118,876 for the same period last year.  “Consulting/management fees” were modestly lower ($33,334 vs. $36,904); $22,500 vs. $22,500 paid/accrued to Myntek Management Services Inc.; and ($10,834 s. $14,404) paid to third parties.  Professional fees were nearly double ($69,178 vs. $37,371): $27,000 vs. $27,000 paid/accrued to Wynson Management Services Ltd.; and ($42,178 vs. $10,371) paid to third parties.  The increase was due to an increase in legal fees.  “Office/Rent/Telephone/Administrative Services” decreased modestly ($26,273 vs $30,454), including $22,500 vs. $22,500 paid/accrued to Pacific Paragon Capital Group.  Net Loss was ($140,818) vs. ($118,876).  Loss Per Share was ($0.01) vs ($0.01) in the prior year period.

Liquidity and Capital Resources

The Company had a working capital deficit of ($305,922) at 11/30/2012, compared to a working capital deficit of ($171,849) at 2/29/2012.  Net Cash Used in Operating Activities for Nine Months Ended 11/30/2012 was ($35,325) vs. ($35,076) in the prior-year period, including the ($140,818) Net Loss; significant adjustments included amortization of $745 and “changes in operating assets and liabilities” of $34,571.  Net Cash Used in Investing Activities was $nil versus $nil.  Net Cash Provided by Financing Activities was $34,840 versus $27,662; resulting from increased “due to/from related parties”.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this interim report on Form 10-Q, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of November 30, 2012, and concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in our annual report on Form 10-K for the year ended February 29, 2012.

Changes in Internal Control/Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: January 17, 2013      /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director