Form 10-K/A
period 2013-02-28
BI-OPTIC VENTURES INC
filed 2013-06-14
CIK 1168960

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No.1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    Fiscal Year Ended February 28, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to ________

Commission File Number: 000-49685

BI-OPTIC VENTURES INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada N/A
(State or Incorporation or Organization) (IRS Employer ID No.)

1030 West Georgia, #1518, Vancouver, British Columbia, Canada  V6E 2Y3

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

Large accelerated filer [ ]                              Accelerated filer         [ ]

Non-accelerated filer   [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                          [X] Yes    [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.                            $374,983

Common Shares outstanding at May 29, 2013:                                    20,512,235 Shares

Index to Exhibits on Page 38

Explanatory Note

Due to a software glitch, we were unable to include our interactive data files with our Form 10-K filed with the Securities Exchange Commission on June 13, 2013.  The XBRL conversion software provider had to provide a patch to correct this glitch. This amendment has been filed solely to include those files.

BI-OPTIC VENTURES INC.

FORM 10-K ANNUAL REPORT

FISCAL 2011 ENDED FEBRUARY 28, 2013

TABLE OF CONTENTS

INTRODUCTION

3

PART I

4

ITEM 1.   BUSINESS

4

ITEM 1A.  RISK FACTORS

6

ITEM 1B.  UNRESOLVED STAFF COMMENTS

9

ITEM 2.   DESCRIPTION OF PROPERTY

10

ITEM 3.   LEGAL PROCEEDINGS

10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

10

PART II

10

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

10

ITEM 6.   SELECTED FINANCIAL DATA

12

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

13

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

15

ITEM 8.   FINANCIAL STATEMENTS

16

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

28

ITEM 9A.  CONTROLS AND PROCEDURES

28

ITEM 9B.  OTHER INFORMATION

29

PART III

30

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

30

ITEM 11.  EXECUTIVE COMPENSATION

34

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

36

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

36

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICE

37

PART IV

38

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

38

SIGNATURE PAGE

39

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

BUSINESS OF BI-OPTIC VENTURES INC.

Bi-Optic Ventures Inc. has spent the last decade evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis. The Company’s latest attempt was a September 2010 letter of intent to acquire Eidam Diagnostics Corporation.  The Company was unable to secure the necessary financing and sponsorship required to complete the Transaction; in September 2011, the Company announced that it had terminated its attempt to acquire Eidam.

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

PART I

ITEM 1.  BUSINESS

1.A.  General Development of Business

Introduction

Bi-Optic Ventures Inc. (hereinafter is also referred to as the “Company” and/or the “Registrant”) for during the last fiscal year had no material business activity, having spent the last several years evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis.

In September 2010, the Company entered into a letter of intent with Eidam Diagnostics Corporation (“Eidam”).  In September 2011 the Company announced that it had terminated its intention to proceed with the acquisition of Eidam.

The Company's principal office is located at:

 1030 West Georgia Street, #1518, Vancouver, British Columbia, Canada V6E 2Y3

 Telephone: 604-689-2646

 Facsimile: 604-689-1289

The contact person is Harry Chew, President/CEO/CFO and Director.

The Company’s authorized capital includes an unlimited number of common shares without par value.  As of 2/28/2013, there were 20,512,235 common shares outstanding. As of 5/29/2013, there were 20,512,235 common shares outstanding.

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

From July 1999 to February 2001, the Company was active in attempting to acquire Biopath Research Inc. (“Biopath”), a company that was engaged in the business of research regarding and the design and development of innovative medical diagnostic products.  Effective February 2001, the Company ceased pursuing the acquisition of Biopath.  The Company wrote off $49,418 of deferred acquisition costs and $298,397 in secured advances to Biopath during Fiscal 2001.

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

Fiscal Year	Nature of Share Issuance	Number of Securities	Gross Amount
Fiscal 2013	Nil	Nil	$nil
Fiscal 2012	Nil	Nil	$nil
Fiscal 2011	Private Placement of Units	6,000,000	$600,000

Capital Expenditures

Fiscal Year	Capital Expenditures	Purpose
Fiscal 2013	$nil
Fiscal 2012	$nil
Fiscal 2011	$nil

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

Since September 2011, the Company had been evaluating and performing due diligence on various projects for a possible acquisition or on a joint-venture basis.

Seasonality: No Disclosure Necessary

Dependency upon Patents/Licenses/Processes: No Disclosure Necessary

Dependency upon Customers: No Disclosure Necessary

Employees

As of 5/29/2013, 2/28/2013, and 2/29/2012, the Company had two “employees”. Its two executive officers have been responsible for the operations of the Company on a consulting basis.

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

Risks Relating to Financial Condition

Bi-Optic Ventures Has Accumulated Losses Since Inception Which Raise Substantial Doubt About Its Ability To Continue As A Going Concern.

Since inception through 2/28/2013, the Company has incurred aggregate losses of ($5,144,598).  Our losses from operations for the years ended 2/28/2013 and 2/29/2012 were ($174,101) and ($147,257), respectively.  There is no assurance that we will identify a profitable business to acquire or merge with and generate positive cash flow in the future.

The Auditors' Report on the 2/28/2013 financial statements includes an additional comment that states that there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

Bi-Optic Ventures’ History Of Operating Losses Is Likely To Lead To The Need For Additional, Potentially Unavailable, Financings And Related Problems.

The Company has a history of losses: ($174,101) and ($147,257) in Fiscal 2013 and Fiscal 2012, respectively.  Despite recent capital infusions, the Company may require significant additional funding to meet its long-term business objectives, unless the trend of losses is reversed.  The Company may not be able to obtain additional financing on reasonable terms, or at all.  If equity financing is required, then such financings could result in significant dilution to existing shareholders.  The Company has historically obtained the preponderance of its financing through the issuance of equity.  There are an unlimited number of authorized common shares.  The Company has no current plans to obtain financing through means other than equity financing and/or loans.  Such losses and the resulting need for external financings could result in losses of investment value.

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

The common shares trade on the NEX board of the TSX Venture Exchange (NEX Board) in Canada, under the symbol BOV.H.

The following table lists the volume of trading and high, low and closing sales prices on the TSX Venture Exchange (NEX Board) for the Company's common shares for: the last eight fiscal quarters.  On 4/30/2013, the closing price was US$0.0049x (last trade date).

Table No. 1

NEX Board TSX Venture Exchange

Common Shares Trading Activity

Period Ended	Volume	High	Low	Closing
Quarterly
2/28/2013	1,000	$0.01	$0.01	$0.01
11/30/2012	nil
8/31/2012	nil
5/31/2012	32,500	$0.02	$0.02	$0.02
2/29/2012	547,929	$0.045	$0.03	$0.03
11/30/2011	659,150	$0.06	$0.03	$0.03
8/31/2011	nil
5/31/2011	nil

The following table lists the volume of trading and high, low and closing sales prices on the NASD Electronic OTC Bulletin Board for the Company's common shares for: the last nine fiscal quarters.  Trading started on 6/19/2003.  On 7/17/2012 the closing price was US$0.00 (last trade).

Table No. 2

NASD Electronic OTC Bulletin Board

Common Shares Trading Activity

Period Ended	Volume	High	Low	Closing
Quarterly
2/28/2013	nil
11/30/2012	nil
8/31/2012	5000	$0.00	$0.00	$0.00
5/31/2012	5000	$0.01	$0.01	$0.01
2/29/2012	3,000	$0.04	$0.01	$0.01
11/30/2011	20,000	$0.04	$0.04	$0.04
8/31/2011	10,500	$0.04	$0.04	$0.04
5/31/2011	20,000	$0.07	$0.04	$0.04

Stock Options

The Company does not have a written stock option plan in place currently.

No stock options were granted or exercised during Fiscal 2013 or Fiscal 2012.

As of 2/28/2013 and 5/29/2013, no stock options were outstanding.

Holders

The Company's common shares are issued in registered form and the following information is taken from the records of Computershare Trust Company of Canada (located in Vancouver, British Columbia, Canada), the registrar and transfer agent for the common shares.

On 4/30/2013, the shareholders' list for the Company's common shares showed 63 registered shareholders and 20,512,235 common shares outstanding.  53 of these shareholders were Canadian residents, holding 20,113,239 shares representing about 98% of the issued and outstanding common shares.  10 of these shareholders were U.S. residents, holding 398,996 shares representing about 2% of the issued and outstanding common shares.

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

Securities Authorized For Issuance Under Equity Compensation Plans: None

Use of Proceeds From Sales of Securities is for working capital

Recent Sales of Unregistered Securities

The Company relied on the exemptions from U.S. registration under Regulation S for the following private placements of securities to only Canadian residents:

Fiscal 2013	None
Fiscal 2012	None
Fiscal 2011	Private Placement of Units	6,000,000	$600,000
Fiscal 2010	None
Fiscal 2009	Private Placement of Units	4,500,000	$495,000

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in the following table for the Company for: Fiscal 2013/2012/2011 was derived from the financial statements of the Company that have been audited by Saturna Group Chartered Accountants LLP.  The selected financial data set forth for the Fiscal 2010/2009 are derived from the Company's audited financial statements, not included herein.

The Company's financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).

The selected financial data should be read in conjunction with the financial statements and other financial data included elsewhere in this Annual Report.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the near future.

Table No. 3 Selected Financial Data Table (CDN$)
	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	2/28/2013	2/29/2012	2/28/2011	2/28/2010	2/28/2009
Sales Revenue	$0	$0	$0	$0	$0
Operating Income (Loss)	($174,101)	($147,257)	($307,286)	($159,303)	($218,770)
Net Income (Loss)	($174,101)	($147,257)	($294,893)	($115,388)	($294,713)
Basic/Diluted (Loss) Per Share	($0.01)	($0.01)	($0.02)	($0.01)	($0.02)
Dividends Per Share	$0	$0	$0	$0	$0
Weighted Avg. Shares O/S	20,512,235	20,512,235	18,819,084	14,512,235	12,798,536
Period-End Shares O/S	20,512,235	20,512,235	20,512,235	14,512,235	14,512,235
Working Capital (Deficit)	($338,957)	($171,849)	($20,610)	($291,672)	($179,554)
Long-Term Obligations	$0	$0	$0	$0	$0
Capital Stock	$4,808,095	$4,808,095	$4,808,095	$4,243,545	$4,243,545
Shareholder’s Equity (Deficit)	($336,503)	($168,402)	($15,145)	($284,802)	($169,414)
Total Assets	$6,876	$8,798	$27,796	$13,753	$14,609

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan Of Operations

Source of Funds for Fiscal 2014

The Company’s primary source of funds since incorporation has been through the issuance of common stock and loans.  The Company has had no revenue from operations to date and does not anticipate revenues in the foreseeable future.

The Company had a working capital deficit of $338,957 at 2/28/2013.  The Company has had discussions with third parties about equity offerings and/or loans; but the talks as of 5/29/2013 were preliminary.

Use of Funds for Fiscal 2014

During Fiscal 2014, the Company estimates that it might expend $120,000 on general/administrative expenses; although, this figure is subject to uncertainties including potential acquisition.  It is impossible to precisely estimate the probable capital expenditures associated with any possible acquisitions that might be consummated during Fiscal 2014.

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

Fiscal 2013 Ended 2/28/2013

Working Capital deficit was $338,957 at 2/28/2013.

Working Capital deficit was $171,849 at 2/29/2012.

Cash Used in Fiscal 2013 Operating Activities totaled $62,739, including the$174,101. Net Loss; significant adjusting items were amortization of $993 and a $109,939 net change in operating assets and liabilities.  Net Cash Provided by Financing Activities was $110,369, consisting of changes in “due to/from related parties”.  Net Cash Used in Investing Activities was $nil.

Fiscal 2012 Ended 2/29/2012

Working Capital deficit was $171,849 at 2/29/2012.

Working Capital deficit was $ 20,610 at 2/28/2011.

Cash Used in Fiscal 2012 Operating Activities totaled $39,445, including the $147,257 Net Loss; significant adjusting items were amortization of $2,018 and a $105,794 net change in operating assets and liabilities.  Net Cash Provided by Financing Activities was $32,530, consisting of changes in “due to/from “related parties”.  Net Cash Used in Investing Activities was $nil.

Results of Operations

Fiscal 2013 Ended 2/28/2013

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

Operating Expenses for Fiscal 2013 ended 2/28/2013 were $174,101 compared to $147,257 for last year.  “Consulting/management fees” were $40,486 vs. $47,097): ($30,000 vs. $30,000) incurred to Myntek Management Services Inc.; and ($10,486 vs. $17,097) paid to third parties, the decrease relating to lower payments made this year to consultants for project investigation costs.  “Professional fees” were nearly double ($83,456 vs. $44,871): ($24,000 vs. $24,000) incurred to Wynson Management Services Ltd.; and ($59,456 vs. $20,871) paid to third parties, the increase was due to increased due diligence expenses. “Office/Rent/Telephone” was down ($34,326 vs. $38,937) as a result of lower corporate activity.

Net Loss for Fiscal 2013 was ($174,101).  Loss Per Share was ($0.01).

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

Operating Expenses for Fiscal 2012 ended 2/28/2011 were $147,257 compared to $307,286 for last year.  “Consulting/management fees” were $47,097 vs. $75,925): ($30,000 vs. $30,000) incurred to Myntek Management Services Inc.; and ($17,097 vs. $45,925) paid to third parties, the decrease relating to lower payments made this year to consultants for project investigation costs.  “Professional fees” were lower ($44,871 vs. $137,005): ($24,000 vs. $24,000) incurred to Wynson Management Services Ltd.; and ($20,871 vs. $113,005) paid to third parties, the decrease was due to lower legal fees relating to higher due diligence costs this year for project investigation.  “Office/Rent/Telephone” was down ($38,937 vs. $51,777) as a result of lower corporate activity.

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

Net Loss for Fiscal 2011 was ($294,893).  Loss Per Share was ($0.02).

Off-Balance Sheet Arrangements: No Disclosure Necessary

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

ITEM 8.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. Financial Statements Year Ended February 28, 2013 (Expressed in Canadian dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bi-Optic Ventures Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Bi-Optic Ventures Inc. (A Development Stage Company) as of February 28, 2013 and February 29, 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and accumulated from March 1, 2010 to February 28, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Bi-Optic Ventures Inc. accumulated from May 31, 1984 (date of inception) to February 28, 2010 were audited by other auditors whose report dated May 12, 2010 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from May 31, 1984 (date of inception) to February 28, 2010 reflect a net loss of $4,528,347 of the related cumulative totals. The auditors’ report has been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the report of such auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2013 and February 29, 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ Saturna Group Chartered Accountants LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

May 24, 2013

BI-OPTIC VENTURES INC. (A Development Stage Company) Balance Sheets (expressed in Canadian dollars)
	February 28,	February 29,
	2013 $	2012 $

Assets

Current Assets

Cash	–	499
Amounts receivable	3,956	4,386
Prepaid expenses	466	466

Total Current Assets	4,422	5,351

Property and equipment (Note 3)	2,454	3,447

Total Assets	6,876	8,798

Liabilities and Stockholders’ Deficit

Current Liabilities

Accounts payable	68,289	52,430
Due to related parties (Note 4)	275,090	124,770

Total Liabilities	343,379	177,200

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Common stock: unlimited common shares authorized without par value; 20,512,235 shares issued and outstanding	4,808,095	4,808,095

Due from related party (Note 4)	–	(6,000)

Deficit accumulated during the development stage	(5,144,598)	(4,970,497)

Total Stockholders’ Deficit	(336,503)	(168,402)

Total Liabilities and Stockholders’ Deficit	6,876	8,798

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Operations (expressed in Canadian dollars)
	Year ended February 28,	Year ended February 29,	Accumulated from May 31, 1984 (Date of Inception) to February 28,
	2013	2012	2013
	$	$	$

Revenue	–	–	–

Expenses

Acquisition costs written-off	–	–	347,815
Amortization	993	2,018	26,949
Bad debts	–	–	20,658
Consulting and management fees (Note 4)	40,486	47,097	887,371
Investor and public relations	–	–	94,268
Office, rent and telephone (Note 4)	34,326	38,937	611,944
Professional fees (Note 4)	83,456	44,871	939,638
Transfer agent and regulatory fees	14,630	12,326	177,032
Travel and promotion	210	2,008	346,013
Write-down of property and equipment	–	–	2,066

Total Expenses	174,101	147,257	3,453,754

Loss from Operations	(174,101)	(147,257)	(3,453,754)

Other Income (Expense)

Accounts payable written-off	–	–	49,341
Gain on debt derecognition	–	–	52,919
Interest and other income	–	–	17,118
Provision for advances receivable	–	–	(75,943)

Total Other Income (Expense)	–	–	43,435

Net Loss Before Discontinued Operations	(174,101)	(147,257)	(3,410,319)

Loss from discontinued operations	–	–	(1,734,279)

Net Loss for the Period	(174,101)	(147,257)	(5,144,598)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding	20,512,235	20,512,235

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Stockholders’ Equity (Deficit) Period from February 29, 2004 to February 28, 2013 (expressed in Canadian dollars)
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

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Stockholders’ Equity (Deficit) Period from February 29, 2004 to February 28, 2013 (expressed in Canadian dollars)
	Common Stock		Due From Related	Deficit Accumulated During the Development
	Shares	Amount	Party	Stage	Total
	#	$	$	$	$

Balance, February 29, 2008	10,012,235	3,768,180	–	(4,118,246)	(350,066)

Shares issued pursuant to a private placement at $0.11 per share	4,500,000	495,000	–	–	495,000

Share issuance costs	–	(19,635)	–	–	(19,635)

Net loss for the year	–	–	–	(294,713)	(294,713)

Balance, February 28, 2009	14,512,235	4,243,545	–	(4,412,959)	(169,414)

Net loss for the year	–	–	–	(115,388)	(115,388)

Balance, February 28, 2010	14,512,235	4,243,545	–	(4,528,347)	(284,802)

Shares issued pursuant to a private placement at $0.10 per share	6,000,000	600,000	–	–	600,000

Share issuance costs	–	(35,450)	–	–	(35,450)

Net loss for the year	–	–	–	(294,893)	(294,893)

Balance, February 28, 2011	20,512,235	4,808,095	–	(4,823,240)	(15,145)

Advance to related party	–	–	(6,000)	–	(6,000)

Net loss for the year	–	–	–	(147,257)	(147,257)

Balance, February 29, 2012	20,512,235	4,808,095	(6,000)	(4,970,497)	(168,402)

Repayment from related party	–	–	6,000	–	6,000

Net loss for the year	–	–	–	(174,101)	(174,101)

Balance, February 28, 2013	20,512,235	4,808,095	–	(5,144,598)	(336,503)

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Cash Flows (expressed in Canadian dollars)
	Year ended February 28,	Year ended February 29,	Accumulated from May 31, 1984 (Date of Inception) to February 29,
	2013	2012	2012
	$	$	$

Operating Activities

Net loss	(174,101)	(147,257)	(5,144,598)

Adjustments to reconcile net loss to net cash used in operating activities
Acquisition costs written-off			347,815
Amortization	993	2,018	28,551
Bad debts	–	–	20,658
Gain on debt derecognition	–	–	(52,919)
Provision for advances receivable	–	–	464,169
Write-down of property and equipment	–	–	2,066

Changes in operating assets and liabilities
Amounts receivable	430	6,031	(24,613)
Advances receivable	–	–	(65,447)
Prepaid expenses	–	4,034	(466)
Accounts payable and accrued liabilities	15,859	9,489	328,471
Due to related parties	94,080	86,240	180,320

Net Cash Used in Operating Activities	(62,739)	(39,445)	(3,915,993)

Investing Activities

Net cash used in discontinued operations	–	–	(362,241)
Acquisition of property and equipment	–	–	(33,070)

Net Cash Used in Investing Activities	–	–	(395,311)

Financing Activities

Proceeds from loans payable	–	–	120,409
Repayment of loans payable	–	–	(80,000)
Due to/from related parties	62,240	32,530	94,770
Proceeds from issuance of common shares	–	–	4,263,051
Share issuance costs	–	–	(76,547)

Net Cash Provided by Financing Activities	62,240	32,530	4,321,683

Effect of Exchange Rate Changes on Cash	–	–	(10,379)

Decrease in Cash	(499)	(6,915)	–

Cash, Beginning of Period	499	7,414	–

Cash, End of Period	–	499	–

Non-cash Investing and Financing Activities:
Shares issued to settle debt	–	–	247,791
Shares issued for finders’ fees	–	–	50,400
Shares issued to acquire mineral properties	–	–	275,000

Supplemental Disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

Year ended February 28, 2013

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2013, the Company has a working capital deficit of $338,957 and has accumulated losses of $5,144,598 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Year ended February 28, 2013

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

As of February 28, 2013 and February 29, 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. The open taxation years range from 2010 to 2012. Tax authorities of Canada have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended February 28, 2013 and February 29, 2012, there were no charges for interest or penalties.

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

Year ended February 28, 2013

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(i)

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at February 28, 2013 and February 29, 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements

(j)

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

Year ended February 28, 2013

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

3.

Property and Equipment

	Cost $	Accumulated Amortization $	2013 Net Carrying Value $	2012 Net Carrying Value $

Computer equipment	9,238	7,112	2,126	3,038
Furniture and equipment	6,932	6,604	328	409
Leasehold improvements	6,157	6,157	–	–

	22,327	19,873	2,454	3,447

4.

Related Party Transactions

(a)

During the year ended February 28, 2013, the Company incurred $30,000 (February 29, 2012 - $30,000) in management fees to a company controlled by the President of the Company.

(b)

During the year ended February 28, 2013, the Company incurred $30,000 (February 29, 2012 - $30,000) in rent and administrative services to a company controlled by the President and a director of the Company.

(c)

During the year ended February 28, 2013, the Company incurred $24,000 (February 29, 2012 - $24,000) in professional fees to a company controlled by a director.

(d)

As at February 28, 2013, an amount of $43,890 (February 29, 2012 - $950) is owed to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

(e)

As at February 28, 2013, an amount of $nil (February 29, 2012 - $6,000) is owed from the President of the Company which is non-interest bearing, unsecured, and due on demand.

(f)

As at February 28, 2013, an amount of $66,500 (February 29, 2012 - $33,400) is owed to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(g)

As at February 28, 2013, an amount of $113,180 (February 29, 2012 - $65,780) is owed to a company controlled by the President and a director of the Company which is non-interest bearing, unsecured, and due on demand.

(h)

As at February 28, 2013, an amount of $51,520 (February 29, 2012 - $24,640) is owed to a company controlled by a director of the Company which is non-interest bearing, unsecured, and due on demand.

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

Year ended February 28, 2013

(expressed in Canadian dollars)

5.

Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2011	6,000,000	0.15

Expired	(6,000,000)	0.15

Balance, February 29, 2012 and February 28, 2013	–	–

6.

Income Taxes

The Company is subject to Canadian federal and provincial income taxes at a combined rate of 25% (2011 – 26.25%). The reconciliation of the provision for income taxes at the combined Canadian federal and provincial statutory rate compared to the Company’s income tax expense as reported is as follows:

	2013 $	2012 $

Income tax recovery computed at the statutory rate	(43,525)	(38,655)

Permanent differences and other	4	–
Change in enacted tax rates	–	1,841
Change in valuation allowance	43,521	36,814

Income tax provision	–	–

Significant components of the Company’s deferred income tax assets as at February 28, 2013 and February 29, 2012, after applying enacted corporate income tax rates, are as follows:

	2013 $	2012 $

Deferred income tax assets

Non-capital losses carried forward	543,523	497,495
Net capital losses carried forward	52,280	52,280
Property and equipment	6,275	6,028
Share issuance costs	3,545	6,299
Valuation allowance	(605,623)	(562,102)

Net deferred income tax asset	–	–

As at February 28, 2013, the Company has non-capital losses carried forward of $2,174,090 which are available to offset future years’ taxable income. These losses expire as follows:

$

2015	286,893
2026	198,629
2027	408,015
2028	299,166
2029	225,446
2030	112,200
2031	303,376
2032	156,255
2033	184,110
2,174,090

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: No Disclosure Necessary

ITEM 9A.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of February 28, 2013, and concluded the disclosure controls and procedures were not effective, due to the material weaknesses in internal control over financial reporting described below, to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2013 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of February 28, 2013.

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

c.  Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2013 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

Table No. 4
Directors and Executive Officers
May 29, 2013
Name	Positions	Age	Date First Elected or Appointed
Harry Chew (1)(2)(4)	President/CEO/CFO/Director	52	February 1999
Sonny Chew (1)(2)(3)	Corporate Secretary/Director	44	July 2000
Terrance G. Owen (1)(2)(5)	Chairman of the Board/Director	67	August 2002
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

All Executive and Staff should recognize that they hold an important role in the overall corporate governance and ethical standards of the Company.  Each person is capable and empowered to ensure that the Company's, its shareholders' and other stakeholders' interests are appropriately balanced, protected and preserved. Accordingly, this Code provides principles to which all personnel are expected to adhere and advocate.  The Code embodies rules regarding individual and peer responsibilities, as well as responsibilities to the Company, the shareholders, other stakeholders, and the public generally.

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

Board Meetings and Committees; Annual Meeting Attendance

During Fiscal 2013, the Board of Directors held three regularly scheduled meetings, and one special and telephone meetings.  For various reasons, Board members may not be able to attend a Board meeting; all Board members are provided information related to each of the agenda items before each meeting, and, therefore, can provide counsel outside the confines of regularly scheduled meetings.  No director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board of Directors, while he was a Director; and (2) the total number of meetings of committees of the Board of Directors on which the director served.  Directors are encouraged to attend annual meetings of our stockholder; all but one of the directors attended the August 2012 annual shareholders meeting.

The following sets out the attendance records of our Board members during Fiscal 2013:

Name	Board of Director Meetings	Audit Committee Meetings
Harry Chew	4 of 4	4 of 4
Sonny Chew	4 of 4	4 of 4
Terrance Owen	4 of 4	4 of 4

Nominating Committee and Compensation Committee

The Company does not have a Nominating Committee.  The entire Board of Directors is responsible for screening potential director candidates and recommending qualified candidates for nomination as members of the Board of Directors. In evaluating potential director candidates, the Board of Directors considers recommendations of potential candidates from incumbent directors, management and stockholders.  Any recommendation submitted by a stockholder to the Board of Directors must include the same information concerning the potential candidate and the stockholder, and must have been received in the required time frame described herein for the August 2012 Annual meeting.

The Company does not have a Compensation Committee.  The entire Board of Directors is responsible for the compensation of the Company’s executive officers and to administer all incentive compensation plans and equity-based plans of the Company, including the plans under which Company securities may be acquired by directors, executive officers, employees and consultants.

Audit Committee

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: Harry Chew, Sonny Chew, and Terrance Owen (independent).  The Audit Committee met four times in Fiscal 2013 and has met once during Fiscal 2014-to-date.

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

Further, Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company.  The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders. two of our directors attended our Annual Meeting in August 2012.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2013, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

Executive Officer Compensation

The following table sets forth the summary of compensation earned during Fiscal 2011 through Fiscal 2013 by the Company’s Chief Executive Officer and its other named Executive Officers, and Directors.

Table No. 5
Summary Compensation Table
Executive Officers and Directors
Director Name	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	TOTAL
Harry Chew (1) President/CEO/CFO Director	2013 2012 2011	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$30,000 $30,000 $30,000	$30,000 $30,000 $30,000
Sonny Chew (2) Secretary/Director	2013 2012 2011	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$24,000 $24,000 $24,000	$24,000 $24,000 $24,000
Terrance Owen Chairman/Director	2013 2012 2011	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$nil $nil $nil	$nil $nil $nil
(1) All Other Compensation reflects “management fees” and “professional fees” paid to private companies controlled by Harry Chew.
(2) All Other Compensation reflects “management fees” and “professional fees” paid to private companies controlled by Sonny Chew.

Stock Options

The Company does not have a written stock option plan in place currently.

No stock options were granted or exercised during Fiscal 2013 or Fiscal 2012.

No stock options expired unexercised during Fiscal 2013 or Fiscal 2012.

As of 5/29/2013, no stock options were outstanding.

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

Change of Control Remuneration

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2014 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Executive Officer.

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

Table No. 6
Shareholdings of 5% Shareholders
Shareholdings of Directors and Executive Officers
May 29, 2013
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Harry Chew (1)	1,661,084	8.10%
Common	Sonny Chew	102,000	0.50%
Common	Terrance Owen	Nil	Nil
	TOTAL	1,763,084	8.60%

(1) 315,834 shares are held indirectly by Pacific Paragon Investment Fund

    Ltd., a private company controlled 45% by the spouse of Mr. Harry Chew and 45% by Mrs. Jodie Nitta and 10% by Mrs. Winnie Chew

    300,000 shares are held indirectly by Pacific Paragon Capital Group

    Ltd., a private company controlled 25% by Mr. Sonny Chew and 75% by Mr.

    Harry Chew.

# Based on 20,512,235 shares outstanding as of 5/29/2013.

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

Certain Relationships and Related Transactions

Sonny Chew, Corporate Secretary/Director.  During Fiscal 2013, the Company incurred $24,000 (FY2012 = $24,000) to Wynson Management Services Ltd., a private company controlled by Sonny Chew, Corporate Secretary and a Director of the Company, and his spouse, for bookkeeping and accounting services.

Harry Chew, President/CEO/CFO/Director.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President/CEO/CFO and a Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus reasonable expenses related to the performance of its duties.  For the fiscal years ended 2/28/2013 and 2/29/2012, management fees in the amount of $30,000 were incurred in each year to Myntek Management Services Inc.

During Fiscal 2013, the Company incurred rent and administrative services of $30,000 (FY2012 = $30,000) to Pacific Capital Group Ltd., a private company controlled Harry Chew.

As at 2/28/2013 and 2/29/2012, $nil and $6,000 is owed by the President of the Company and was without interest, unsecured and due on demand.

As at 2/28/2013 and 2/29/2012, $43,890 and $950 is owed to the spouse of Harry Chew. The entire balance was without interest, unsecured and due on demand.

As at 2/28/2013 and 2/29/2012, $66,500 and $33,400 was owed to companies controlled by Harry Chew, and was without interest, unsecured and due on demand.

As at 2/28/2013 and 2/29/2012, $113,180 and $65,780 was owed to companies controlled by Harry Chew and Sonny Chew, and was without interest, unsecured and due on demand.

As at 2/28/2013 and 2/29/2012, $51,520 and $24,640 was owed to Wynson Management Services Ltd., a company controlled by Sonny Chew and his spouse, and was without interest, unsecured and due on demand.

Other than described above, there have been no transactions since 2/29/2012, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICE

Professional accounting services were rendered by Saturna Group Chartered Accountants LLP for Fiscal 2013 and Fiscal 2012.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and for the review of the financial statements, included in the Company’s quarterly reports on Form 10-Q, for the fiscal years ended 2/28/2013 and 2/29/2012 were $6,000 (estimated) and $6,000 respectively.

Audit Related Fees

The Company incurred $nil and $nil fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $500 (estimated) and $500 during the fiscal years ended 2/28/2013 and 2/29/2012, respectively, for professional services rendered by the Company’s principal accountant for tax compliance.

All Other Fees

The Company incurred no fees during the last two fiscal years for any other services rendered by the Company’s principal accountant.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1.  Articles of Incorporation (Incorporated by reference to our previous filings)

3.2.  By-Laws (Incorporated by reference to our previous filings)

10.  Material Contracts (Incorporated by reference to our previous filings)

14.  Code of Ethics (Incorporated by reference to our previous filings)

31.1. Certification of the Chief Executive Officer and Chief Financial Officer

      Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act

32.1. Certification of Chief Executive Officer and Chief Financial Officer

      pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act

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

SIGNATURE PAGE

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bi-Optic Ventures Inc. --– SEC File # 000-49685

Registrant

Dated: June 14, 2013 By /s/ Harry Chew
Harry Chew, President/CEO/CFO/Director

Dated: June 14, 2013 By /s/ Sonny Chew
Sonny Chew, Secretary/Director