Form 10-Q
period 2013-08-31
BI-OPTIC VENTURES INC
filed 2013-10-16
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended August 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 10/11/2013: 20,512,235 Common Shares w/o par value

ITEM 1.  FINANCIAL INFORMATION

BI-OPTIC VENTURES INC. Financial Statements August 31, 2013 (Expressed in Canadian dollars) (unaudited)

BI-OPTIC VENTURES INC. (A Development Stage Company) Balance Sheets (expressed in Canadian dollars)
	August 31, 2013 $	February 28, 2013 $
	(unaudited)

Assets

Current Assets

Amounts receivable	1,552	3,956
Prepaid expenses	1,657	466

Total Current Assets	3,209	4,422

Property and equipment (Note 3)	2,102	2,454

Total Assets	5,311	6,876

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank indebtedness	201	–
Accounts payable	61,398	68,289
Due to related parties (Note 4)	345,080	275,090

Total Liabilities	406,679	343,379

Going Concern (Note 1)

Stockholders’ Deficit

Common stock: unlimited common shares authorized without par value; 20,512,235 shares issued and outstanding	4,808,095	4,808,095

Deficit accumulated during the development stage	(5,209,463)	(5,144,598)

Total Stockholders’ Deficit	(401,368)	(336,503)

Total Liabilities and Stockholders’ Deficit	5,311	6,876

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Operations (expressed in Canadian dollars) (unaudited)
	Three Months Ended August 31,	Three Months Ended August 31,	Six Months Ended August 31,	Six Months Ended August 31,	Accumulated from May 31, 1984 (Date of Inception) to August 31,
	2013	2012	2013	2012	2013
			$	$	$

Revenue	–	–	–	–	–

Expenses

Acquisition costs written-off	–	–	–	–	347,815
Amortization	176	249	352	497	27,301
Bad debts	–	–	–	–	20,658
Consulting and management fees (Note 4)	9,060	11,156	18,310	23,577	905,681
Investor and public relations	–	–	–	–	94,268
Office, rent and telephone (Note 4)	8,682	9,034	17,403	17,475	629,347
Professional fees (Note 4)	7,500	28,156	20,402	41,423	960,040
Transfer agent and regulatory fees	6,561	4,851	8,398	7,359	185,430
Travel and promotion	–	–	–	210	346,013
Write-down of property and equipment	–	–	–	–	2,066

Total Expenses	31,979	53,446	64,865	90,541	3,518,619

Loss from Operations	(31,979)	(53,446)	(64,865)	(90,541)	(3,518,619)

Other Income (Expense)

Accounts payable written-off	–	–	–	–	49,341
Gain on debt derecognition	–	–	–	–	52,919
Interest and other income	–	–	–	–	17,118
Provision for advances receivable	–	–	–	–	(75,943)

Total Other Income (Expense)	–	–	–	–	43,435

Net Loss Before Discontinued Operations	(31,979)	(53,446)	(64,865)	(90,541)	(3,475,184)

Loss from discontinued operations	–	–	–	–	(1,734,279)

Net Loss for the Period	(31,979)	(53,446)	(64,865)	(90,541)	(5,209,463)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	20,512,235	20,512,235	20,512,235	20,512,235

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Cash Flows (expressed in Canadian dollars) (unaudited)
	Six Months Ended August 31,	Six Months Ended August 31,	Accumulated from May 31, 1984 (Date of Inception) to August 31,
	2013	2012	2013
	$	$	$

Operating Activities

Net loss	(64,865)	(90,541)	(5,209,463)

Adjustments to reconcile net loss to net cash used in operating activities
Acquisition costs written-off	–	–	347,815
Amortization	352	497	28,903
Bad debts	–	–	20,658
Gain on debt derecognition	–	–	(52,919)
Provision for advances receivable	–	–	464,169
Write-down of property and equipment	–	–	2,066

Changes in operating assets and liabilities
Amounts receivable	2,404	(1,489)	(22,209)
Advances receivable	–	–	(65,447)
Prepaid expenses	(1,191)	–	(1,657)
Accounts payable and accrued liabilities	(6,891)	36,246	321,580
Due to related parties	44,590	47,040	224,910

Net Cash Used in Operating Activities	(25,601)	(8,247)	(3,941,594)

Investing Activities

Net cash used in discontinued operations	–	–	(362,241)
Acquisition of property and equipment	–	–	(33,070)

Net Cash Used in Investing Activities	–	–	(395,311)

Financing Activities

Bank indebtedness	201	–	201
Proceeds from loans payable	–	–	120,409
Repayment of loans payable	–	–	(80,000)
Due to related parties	25,400	7,840	120,170
Proceeds from issuance of common shares	–	–	4,263,051
Share issuance costs	–	–	(76,547)

Net Cash Provided by Financing Activities	25,601	7,840	4,347,284

Effect of Exchange Rate Changes on Cash	–	–	(10,379)

Decrease in Cash	–	(407)	–

Cash, Beginning of Period	–	499	–

Cash, End of Period	–	92	–

Non-cash Investing and Financing Activities:
Shares issued to settle debt	–	–	247,791
Shares issued for finders’ fees	–	–	50,400
Shares issued to acquire mineral properties	–	–	275,000

Supplemental Disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2013

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2013, the Company has a working capital deficit of $403,470 and has accumulated losses of $5,209,463 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

(a)

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at August 31, 2013 and 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(b)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Property and Equipment

	Cost $	Accumulated Amortization $	August 31, 2013 Net Carrying Value $	February 28, 2013 Net Carrying Value $

Computer equipment	9,238	7,431	1,807	2,126
Furniture and equipment	6,932	6,637	295	328
Leasehold improvements	6,157	6,157	–	–

	22,327	20,225	2,102	2,454

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2013

(expressed in Canadian dollars)

(unaudited)

4.

Related Party Transactions

(a)

During the six months ended August 31, 2013, the Company incurred $15,000 (2012 - $15,000) in management fees to a company controlled by the President of the Company.

(b)

During the six months ended August 31, 2013, the Company incurred $15,000 (2012 - $15,000) in rent and administrative services to a company controlled by the President and a director of the Company.

(c)

During the six months ended August 31, 2013, the Company incurred $12,000 (2012 - $12,000) in professional fees to a company controlled by a director.

(d)

As at August 31, 2013, an amount of $53,790 (February 28, 2013 - $43,890) is owed to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

(e)

As at August 31, 2013, an amount of $82,675 (February 28, 2013 - $66,500) is owed to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(f)

As at August 31, 2013, an amount of $144,355 (February 28, 2013 - $113,180) is owed to a company controlled by the President and a director of the Company which is non-interest bearing, unsecured, and due on demand.

(g)

As at August 31, 2013, an amount of $64,260 (February 28, 2013 - $51,520) is owed to a company controlled by a director of the Company which is non-interest bearing, unsecured, and due on demand.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 8/31/2013 had an accumulated deficit of $5,209,463.

Operating Expenses for the Six Months Ended 8/31/2013 were $64,865 compared to $90,541 for the same period last year.  “Consulting/management fees” were meaningfully lower ($18,310 vs. $23,577); $15,000 vs. $15,000 paid/accrued to Myntek Management Services Inc.; and ($3,310 vs. $8,577) paid to third parties.  Professional fees were halved ($20,402 vs. $41,423): $12,000 vs. $12,000 paid/accrued to Wynson Management Services Ltd.; and ($8,402 vs. $29,423) paid to third parties. “Office/Rent/Telephone/Administrative Services” was virtually unchanged ($17,403 vs. $17,475), including $15,000 vs. $15,000 paid/accrued to Pacific Paragon Capital Group.  Net Loss was $64,865 vs. $90,541.  Loss Per Share was $0.00 vs $0.00 in the prior year period.

Liquidity and Capital Resources

The Company had a working capital deficit of $403,470 at 8/31/2013, compared to a working capital deficit of $338,957 at 2/28/2013.  Net Cash Used in Operating Activities for the Six Months Ended 8/31/2013 was $25,601 vs. $8,247 in the prior-year period. Net Cash Used in Investing Activities was $nil versus $nil.  Net Cash Provided by Financing Activities was $25,601 versus $7,840; predominately resulting from increased “due to related parties”.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this interim report on Form 10-Q, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of August 31, 2013, and concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in our annual report on Form 10-K for the year ended February 28, 2013.

Changes in Internal Control/Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: October 16, 2013         /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director