Form 10-Q
period 2013-11-30
BI-OPTIC VENTURES INC
filed 2014-01-14
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended November 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 01/11/2014: 20,512,235 Common Shares w/o par value

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. Financial Statements November 30, 2013 (Expressed in Canadian dollars) (unaudited)

BI-OPTIC VENTURES INC. (A Development Stage Company) Balance Sheets (expressed in Canadian dollars)
	November 30, 2013 $	February 28, 2013 $
	(unaudited)

Assets

Current Assets

Amounts receivable	1,511	3,956
Prepaid expenses	437	466

Total Current Assets	1,948	4,422

Property and equipment (Note 3)	1,926	2,454

Total Assets	3,874	6,876

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank indebtedness	112	–
Accounts payable	66,787	68,289
Due to related parties (Note 4)	370,290	275,090

Total Liabilities	437,189	343,379

Going Concern (Note 1)

Stockholders’ Deficit

Common stock: unlimited common shares authorized without par value; 20,512,235 shares issued and outstanding	4,808,095	4,808,095

Deficit accumulated during the development stage	(5,241,410)	(5,144,598)

Total Stockholders’ Deficit	(433,315)	(336,503)

Total Liabilities and Stockholders’ Deficit	3,874	6,876

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Operations (expressed in Canadian dollars) (unaudited)
	Three Months Ended November 30,	Three Months Ended November 30,	Nine Months Ended November 30,	Nine Months Ended November 30,	Accumulated from May 31, 1984 (Date of Inception) to November 30,
	2013	2012	2013	2012	2013
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Acquisition costs written-off	–	–	–	–	347,815
Amortization	176	248	528	745	27,477
Bad debts	–	–	–	–	20,658
Consulting and management fees (Note 4)	10,389	9,757	28,699	33,334	916,070
Investor and public relations	–	–	–	–	94,268
Office, rent and telephone (Note 4)	7,658	8,798	25,061	26,273	637,005
Professional fees (Note 4)	11,038	27,755	31,440	69,178	971,078
Transfer agent and regulatory fees	2,277	3,719	10,675	11,078	187,707
Travel and promotion	409	–	409	210	346,422
Write-down of property and equipment	–	–	–	–	2,066

Total Expenses	31,947	50,277	96,812	140,818	3,550,566

Loss from Operations	(31,947)	(50,277)	(96,812)	(140,818)	(3,550,566)

Other Income (Expense)

Accounts payable written-off	–	–	–	–	49,341
Gain on debt derecognition	–	–	–	–	52,919
Interest and other income	–	–	–	–	17,118
Provision for advances receivable	–	–	–	–	(75,943)

Total Other Income (Expense)	–	–	–	–	43,435

Net Loss Before Discontinued Operations	(31,947)	(50,277)	(96,812)	(140,818)	(3,507,131)

Loss from discontinued operations	–	–	–	–	(1,734,279)

Net Loss for the Period	(31,947)	(50,277)	(96,812)	(140,818)	(5,241,410)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	20,512,235	20,512,235	20,512,235	20,512,235

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Cash Flows (expressed in Canadian dollars) (unaudited)
	Nine Months Ended November 30,	Nine Months Ended November 30,	Accumulated from May 31, 1984 (Date of Inception) to November 30,
	2013	2012	2013
	$	$	$

Operating Activities

Net loss	(96,812)	(140,818)	(5,241,410)

Adjustments to reconcile net loss to net cash used in operating activities
Acquisition costs written-off	–	–	347,815
Amortization	528	745	29,079
Bad debts	–	–	20,658
Gain on debt derecognition	–	–	(52,919)
Provision for advances receivable	–	–	464,169
Write-down of property and equipment	–	–	2,066

Changes in operating assets and liabilities
Amounts receivable	2,445	(4,200)	(22,167)
Advances receivable	–	–	(65,447)
Prepaid expenses	29	–	(438)
Accounts payable and accrued liabilities	(1,502)	38,388	326,969
Due to related parties	66,640	70,560	246,960

Net Cash Used in Operating Activities	(28,672)	(35,325)	(3,944,665)

Investing Activities

Net cash used in discontinued operations	–	–	(362,241)
Acquisition of property and equipment	–	–	(33,070)

Net Cash Used in Investing Activities	–	–	(395,311)

Financing Activities

Bank indebtedness	112	–	112
Proceeds from loans payable	–	–	120,409
Repayment of loans payable	–	–	(80,000)
Due to related parties	28,560	34,840	123,330
Proceeds from issuance of common shares	–	–	4,263,051
Share issuance costs	–	–	(76,547)

Net Cash Provided by Financing Activities	28,672	34,840	4,350,355

Effect of Exchange Rate Changes on Cash	–	–	(10,379)

Decrease in Cash	–	(485)	–

Cash, Beginning of Period	–	499	–

Cash, End of Period	–	14	–

Non-cash Investing and Financing Activities:
Shares issued to settle debt	–	–	247,791
Shares issued for finders’ fees	–	–	50,400
Shares issued to acquire mineral properties	–	–	275,000

Supplemental Disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2013

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2013, the Company has a working capital deficit of $435,241 and has accumulated losses of $5,241,410 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

(a)

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at November 30, 2013 and 2012, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(b)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Property and Equipment

	Cost $	Accumulated Amortization $	November 30, 2013 Net Carrying Value $	February 28, 2013 Net Carrying Value $

Computer equipment	9,238	7,590	1,648	2,126
Furniture and equipment	6,932	6,654	278	328
Leasehold improvements	6,157	6,157	–	–

	22,327	20,401	1,926	2,454

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

November 30, 2013

(expressed in Canadian dollars)

(unaudited)

4.

Related Party Transactions

(a)

During the nine months ended November 30, 2013, the Company incurred $22,500 (2012 - $22,500) in management fees to a company controlled by the President of the Company.

(b)

During the nine months ended November 30, 2013, the Company incurred $22,500 (2012 - $22,500) in rent and administrative services to a company controlled by the President of the Company and a director.

(c)

During the nine months ended November 30, 2013, the Company incurred $18,000 (2012 - $18,000) in professional fees to a company controlled by a director.

(d)

As at November 30, 2013, an amount of $53,790 (February 28, 2013 - $43,890) is owed to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand.

(e)

As at November 30, 2013, an amount of $91,710 (February 28, 2013 - $66,500) is owed to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(f)

As at November 30, 2013, an amount of $154,230 (February 28, 2013 - $113,180) is owed to a company controlled by the President and a director of the Company which is non-interest bearing, unsecured, and due on demand.

(g)

As at November 30, 2013, an amount of $70,560 (February 28, 2013 - $51,520) is owed to a company controlled by a director of the Company which is non-interest bearing, unsecured, and due on demand.

PART II – OTHER INFORMATION

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 11/30/2013 had an accumulated deficit of $5,241,410.

Operating Expenses for the Nine Months Ended 11/30/2013 were $96,812 compared to $140,818 for the same period last year.  “Consulting/management fees” were meaningfully lower ($28,699 vs. $33,334); $22,500 vs. $22,500 paid/accrued to Myntek Management Services Inc.; and ($6,199 vs. $10,834) paid to third parties.  Professional fees were halved ($31,440 vs. $69,178): $18,000 vs. $18,000 paid/accrued to Wynson Management Services Ltd.; and ($13,440 vs. $51,178) paid to third parties. “Office/Rent/Telephone/ Administrative Services” was virtually unchanged ($25,061 vs. $26,273), including $22,500 vs. $22,500 paid/accrued to Pacific Paragon Capital Group.  Net Loss was $96,812 vs. $140,818.  Loss Per Share was $0.00 vs $0.00 in the prior year period.

Liquidity and Capital Resources

The Company had a working capital deficit of $435,241 at 11/30/13, compared to a working capital deficit of $338,957 at 2/28/2013.  Net Cash Used in Operating Activities for the Nine Months Ended 11/30/13 was $28,672 vs. $35,325 in the prior-year period. Net Cash Used in Investing Activities was $nil versus $nil.  Net Cash Provided by Financing Activities was $28,672 versus $35,325; predominately resulting from increased “due to related parties”.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this interim report on Form 10-Q, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of November 30, 2013, and concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in our annual report on Form 10-K for the year ended February 28, 2013.

Changes in Internal Control/Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: January 14, 2014         /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director