Form 10-K
period 2014-02-28
BI-OPTIC VENTURES INC
filed 2014-06-13
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fiscal Year Ended February 28, 2014

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

Large accelerated filer [ ]                              Accelerated filer         [ ]

Non-accelerated filer   [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                          [X] Yes    [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.                            $1,307,326

Common Shares outstanding at May 29, 2014:                                    28,420,135 Shares

Index to Exhibits on Page 25

BI-OPTIC VENTURES INC.

FORM 10-K ANNUAL REPORT

FISCAL 2014 ENDED FEBRUARY 28, 2014

TABLE OF CONTENTS

INTRODUCTION

PART I

ITEM 1.  BUSINESS

ITEM 1A.  RISK FACTORS

ITEM 1B.  UNRESOLVED STAFF COMMENTS

ITEM 2.  DESCRIPTION OF PROPERTY

ITEM 3.  LEGAL PROCEEDINGS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.  SELECTED FINANCIAL DATA

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.  FINANCIAL STATEMENTS

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.  CONTROLS AND PROCEDURES

ITEM 9B.  OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICE

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURE PAGE

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

 1030 West Georgia Street, #1518, Vancouver, British Columbia, Canada V6E 2Y3

 Telephone: 604-689-2646

 Facsimile: 604-689-1289

The contact person is Harry Chew, President/CEO/CFO and Director.

The Company’s authorized capital includes an unlimited number of common shares without par value.  As of 2/28/2014, there were 20,512,235 common shares outstanding. As of 5/29/2014, there were 28,420,135 common shares outstanding.

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

Seasonality: No Disclosure Necessary

Dependency upon Patents/Licenses/Processes: No Disclosure Necessary

Dependency upon Customers: No Disclosure Necessary

Employees

As of 5/29/2014, 2/28/2014, and 2/28/2013, the Company had two “employees”. Its two executive officers have been responsible for the operations of the Company on a consulting basis.

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

Risks Relating to Financial Condition

Bi-Optic Ventures Has Accumulated Losses Since Inception Which Raise Substantial Doubt About Its Ability To Continue As A Going Concern.

Since inception through 2/28/2014, the Company has incurred aggregate losses of $5,269,134.  Our losses from operations for the years ended 2/28/2014 and 2/28/2013 were $124,536 and $174,101, respectively.  There is no assurance that we will identify a profitable business to acquire or merge with and generate positive cash flow in the future.

The Auditors' Report on the 2/28/2014 financial statements includes an additional comment that states that there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

Bi-Optic Ventures’ History Of Operating Losses Is Likely To Lead To The Need For Additional, Potentially Unavailable, Financings And Related Problems.

The Company has a history of losses: $124,536 and $174,101 in Fiscal 2014 and Fiscal 2013, respectively. The Company requires significant additional funding to meet its long-term business objectives, unless the trend of losses is reversed.  The Company may not be able to obtain additional financing on reasonable terms, or at all.  If equity financing is required, then such financings could result in significant dilution to existing shareholders.  The Company has historically obtained the preponderance of its financing through the issuance of equity.  There are an unlimited number of authorized common shares.  The Company has no current plans to obtain financing through means other than equity financing and/or loans.  Such losses and the resulting need for external financings could result in losses of investment value.

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

The following table lists the volume of trading and high, low and closing sales prices on the TSX Venture Exchange (NEX Board) for the Company's common shares for: the last eight fiscal quarters.  On 4/30/2014, the closing price was US$0.064 (last trade date).

Table No. 1

NEX Board TSX Venture Exchange

Common Shares Trading Activity

Period Ended	Volume	High	Low	Closing
Quarterly
11/30/2013	110,950	$0.005	$0.005	$0.005
8/31/2013	35,000	$0.005	$0.005	$0.005
5/31/2013	488,741	$0.01	$0.005	$0.005
2/28/2013	1,000	$0.01	$0.01	$0.01
11/30/2012	nil
8/31/2012	nil
5/31/2012	32,500	$0.02	$0.02	$0.02
2/29/2012	547,929	$0.045	$0.03	$0.03

The following table lists the volume of trading and high, low and closing sales prices on the NASD Electronic OTC Bulletin Board for the Company's common shares for: the last eight fiscal quarters.  Trading started on 6/19/2003.  On 7/17/2012 the closing price was US$0.00 (last trade).

Table No. 2

NASD Electronic OTC Bulletin Board

Common Shares Trading Activity

Period Ended	Volume	High	Low	Closing
Quarterly
11/30/2013	nil
8/31/2013	nil
5/31/2013	nil
2/28/2013	nil
11/30/2012	nil
8/31/2012	5000	$0.00	$0.00	$0.00
5/31/2012	5000	$0.01	$0.01	$0.01
2/29/2012	3,000	$0.04	$0.01	$0.01

Stock Options

The Company does not have a written stock option plan in place currently.

No stock options were granted or exercised during Fiscal 2014 or Fiscal 2013.  As of 2/28/2014 and 5/29/2014, no stock options were outstanding.

Holders

The Company's common shares are issued in registered form and the following information is taken from the records of Computershare Trust Company of Canada (located in Vancouver, British Columbia, Canada), the registrar and transfer agent for the common shares.

On 5/29/2014, the shareholders' list for the Company's common shares showed 67 registered shareholders and 28,420,135 common shares outstanding.  56 of these shareholders were Canadian residents, holding 27,817,139 shares representing about 98% of the issued and outstanding common shares.  11 of these shareholders were U.S. residents, holding 602,996 shares representing about 2% of the issued and outstanding common shares.

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

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in the following table for the Company for: Fiscal 2014/2013/2012 was derived from the financial statements of the Company that have been audited by Saturna Group Chartered Accountants LLP.  The selected financial data set forth for the Fiscal 2010/2009 are derived from the Company's audited financial statements, not included herein.

The Company's financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

The selected financial data should be read in conjunction with the financial statements and other financial data included elsewhere in this Annual Report.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the near future.

Table No. 3 Selected Financial Data Table (CDN$)
	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	2/28/2014	2/28/2013	2/29/2012	2/28/2011	2/28/2010
Revenue	$0	$0	$0	$0	$0
Net Loss	($124,536)	($174,101)	($147,257)	($294,893)	($115,388)
Basic/Diluted Loss Per Share	($0.01)	($0.01)	($0.01)	($0.02)	($0.01)
Dividends Per Share	$0	$0	$0	$0	$0
Weighted Avg. Shares O/S	20,512,235	20,512,235	20,512,235	18,819,084	14,512,235
Period-End Shares O/S	20,512,235	20,512,235	20,512,235	20,512,235	14,512,235
Working Capital (Deficit)	($462,789)	($338,957)	($171,849)	($20,610)	($291,672)
Long-Term Obligations	$0	$0	$0	$0	$0
Capital Stock	$4,808,095	$4,808,095	$4,808,095	$4,808,095	$4,243,545
Shareholder’s Deficit	($461,039)	($336,503)	($168,402)	($15,145)	($284,802)
Total Assets	$3,764	$6,876	$8,798	$27,796	$13,753

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan Of Operations

Source of Funds for Fiscal 2014

The Company’s primary source of funds since incorporation has been through the issuance of common stock and loans.  The Company has had no revenue from operations to date and does not anticipate revenues in the foreseeable future.

The Company had a working capital deficit of $462,789 at 2/28/2014.  The Company has had discussions with third parties about equity offerings and/or loans; but the talks as of 5/29/2014 were preliminary.

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

Management’s Discussion andAnalysis of Financial Condition and Results of Operations

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

Fiscal 2014 Ended 2/28/2014

Working capital deficit was $462,789 at 2/28/2014.

Working capital deficit was $338,957 at 2/28/2013.

Cash used in fiscal 2014 operating activities totaled $31,336, including the $124,536 net loss; significant adjusting items were amortization of $703 and a $92,497 net change in operating assets and liabilities.  Net cash provided by financing activities was $31,336, consisting of advances of $31,265 from related parties and $71 bank overdraft.  Net cash used in investing activities was $nil.

Fiscal 2013 Ended 2/28/2013

Working capital deficit was $338,957 at 2/28/2013.

Working capital deficit was $171,849 at 2/29/2012.

Cash used in fiscal 2013 operating activities totaled $62,739, including the $174,101 net loss; significant adjusting items were amortization of $993 and a $110,369 net change in operating assets and liabilities. Net cash provided by financing activities was $62,240, consisting of advances from related parties”. Net cash used in investing activities was $nil.

Results of Operations

Year Ended 2/28/2014

Operating expenses for fiscal 2014 ended 2/28/2014 were $124,536 compared to $174,101 for the previous year. “Consulting/management fees” were $38,544 vs. $40,486: ($30,000 vs. $30,000) incurred to Myntek Management Services Inc.; and ($8,544 vs. $10,486) paid to third parties, the decrease relating to lower payments made this year to consultants for project investigation costs.  “Professional fees” decreased by double ($38,941 vs. $83,456): ($24,000 vs. $24,000) incurred to Wynson Management Services Ltd.; and ($14,941 vs. $59,456) paid to third parties, the decrease was due to decreased due diligence expenses. “Office/rent/telephone” was down ($32,923 vs. $34,326) as a result of lower corporate activity.

Net loss for fiscal 2014 was $124,536.  Loss per share was $0.01.

Year Ended 2/28/2013

Operating Expenses for Fiscal 2013 ended 2/28/2013 were $174,101 compared to $147,257 for the previous year. “Consulting/management fees” were $40,486 vs. $47,097: ($30,000 vs. $30,000) incurred to Myntek Management Services Inc.; and ($10,486 vs. $17,097) paid to third parties, the decrease relating to lower payments made this year to consultants for project investigation costs.  “Professional fees” were lower ($83,486 vs. $44,871): ($24,000 vs. $24,000) incurred to Wynson Management Services Ltd.; and ($59,486 vs. $20,871) paid to third parties, the increase was due to higher legal fees incurred.  “Office/rent/telephone” was down ($34,326 vs. $38,837) as a result of lower corporate activity.

Net loss for fiscal 2013 was $174,101.  Loss per share was $0.01.

Off-Balance Sheet Arrangements: No Disclosure Necessary

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

ITEM 8.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. Financial Statements Year Ended February 28, 2014 (Expressed in Canadian dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bi-Optic Ventures Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Bi-Optic Ventures Inc. (A Development Stage Company) as of February 28, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from March 1, 2010 to February 28, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Bi-Optic Ventures Inc. accumulated from May 31, 1984 (date of inception) to February 28, 2010 were audited by other auditors whose report dated May 12, 2010 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from May 31, 1984 (date of inception) to February 28, 2010 reflect a net loss of $4,528,347 of the related cumulative totals. The auditors’ report has been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the report of such auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2014 and 2013, and the results of its operations and its cash flows for the years then ended and accumulated from May 31, 1984 (date of inception) to February 28, 2014, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

May 27, 2014

BI-OPTIC VENTURES INC. (A Development Stage Company) Balance Sheets (expressed in Canadian dollars)
	February 28,	February 28,
	2014 $	2013 $

Assets

Current Assets

Amounts receivable	1,576	3,956
Prepaid expenses	438	466

Total Current Assets	2,014	4,422

Property and equipment (Note 3)	1,750	2,454

Total Assets	3,764	6,876

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	71	–
Accounts payable	69,687	68,289
Due to related parties (Note 4)	395,045	275,090

Total Liabilities	464,803	343,379

Nature of operations and continuance of business (Note 1)
Subsequent events (Note 6)

Stockholders’ Deficit

Common stock: unlimited common shares authorized without par value; 20,512,235 shares issued and outstanding	4,808,095	4,808,095

Deficit accumulated during the development stage	(5,269,134)	(5,144,598)

Total Stockholders’ Deficit	(461,039)	(336,503)

Total Liabilities and Stockholders’ Deficit	3,764	6,876

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Operations (expressed in Canadian dollars)
	Year ended February 28,	Year ended February 28,	Accumulated from May 31, 1984 (Date of Inception) to February 28,
	2014	2013	2014
	$	$	$

Revenue	–	–	–

Expenses

Acquisition costs written-off	–	–	347,815
Amortization	703	993	27,652
Bad debts	–	–	20,658
Consulting and management fees (Note 4)	38,544	40,486	925,915
Investor and public relations	–	–	94,268
Office, rent and telephone (Note 4)	32,923	34,326	644,867
Professional fees (Note 4)	38,941	83,456	978,579
Transfer agent and regulatory fees	13,016	14,630	190,048
Travel and promotion	409	210	346,422
Write-down of property and equipment	–	–	2,066

Total Expenses	124,536	174,101	3,578,290

Loss from Operations	(124,536)	(174,101)	(3,578,290)

Other Income (Expense)

Accounts payable written-off	–	–	49,341
Gain on debt derecognition	–	–	52,919
Interest and other income	–	–	17,118
Provision for advances receivable	–	–	(75,943)

Total Other Income (Expense)	–	–	43,435

Net Loss Before Discontinued Operations	(124,536)	(174,101)	(3,534,855)

Loss from discontinued operations	–	–	(1,734,279)

Net Loss for the Period	(124,536)	(174,101)	(5,269,134)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding	20,512,235	20,512,235

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Stockholders’ Equity (Deficit) For the Period From February 28, 1995 to February 28, 2014 (expressed in Canadian dollars)
	Common Stock		Common Stock	Deficit Accumulated During the Development
	Shares	Amount	Subscribed	Stage	Total
	#	$	$	$	$

Balance, February 28, 1995	270,416	690,151	–	(753,384)	(63,233)

Shares issued pursuant to a private placement	100,000	175,000	–	–	175,000
			–
Shares issued for finders’ fees	16,012	50,400	–	–	50,400

Shares issued pursuant to the exercise of warrants	16,000	29,600	–	–	29,600

Shares issued to settle debt	30,324	97,036	–	–	97,036

Shares issued for mineral properties	50,000	275,000	–	–	275,000

Net loss for the year	–	–	–	(266,040)	(266,040)

Balance, February 29, 1996	482,752	1,317,187	–	(1,019,424)	297,763

Shares issued pursuant to the exercise of warrants	30,000	56,250	–	–	56,250

Net loss for the year	–	–	–	(424,720)	(424,720)

Balance, February 28, 1997	512,752	1,373,437	–	(1,444,144)	(70,707)

Shares issued pursuant to a private placement	500,000	300,000	–	–	300,000

Shares issued to settle debt	38,879	31,492	–	–	31,492

Net loss for the year	–	–	–	(158,322)	(158,322)

Balance, February 28, 1998	1,051,631	1,704,929	–	(1,602,466)	102,463

Shares issued pursuant to a private placement	250,000	315,000	–	–	315,000

Shares issued pursuant to the exercise of warrants	100,000	60,000	–	–	60,000

Shares cancelled	(31,250)	–	–	–	–

Net loss for the year	–	–	–	(131,813)	(131,813)

Balance, February 28, 1999	1,370,381	2,079,929	–	(1,734,279)	345,650

Shares issued pursuant to the exercise of warrants	400,000	280,000	–	–	280,000

Net loss for the year	–	–	–	(284,153)	(284,153)

Balance, February 29, 2000	1,770,381	2,359,929	–	(2,018,432)	341,497

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Stockholders’ Equity (Deficit) For the Period From February 28, 1995 to February 28, 2014 (expressed in Canadian dollars)
	Common Stock		Common Stock	Deficit Accumulated During the Development
	Shares	Amount	Subscribed	Stage	Total
	#	$	$	$	$

Balance, February 29, 2000	1,770,381	2,359,929	–	(2,018,432)	341,497

Net loss for the year	–	–	–	(189,545)	(189,545)

Balance, February 28, 2001	1,770,381	2,359,929	–	(2,207,977)	151,952

Shares issued pursuant to a private placement	1,200,000	120,000	–	–	120,000

Shares issued to settle debt	993,854	119,263	–	–	119,263

Net loss for the year	–	–	–	(452,013)	(452,013)

Balance, February 28, 2002	3,964,235	2,599,192	–	(2,659,990)	(60,798)

Shares issued pursuant to the exercise of warrants	400,000	40,000	–	–	40,000

Net loss for the year	–	–	–	(132,362)	(132,362)

Balance, February 28, 2003	4,364,235	2,639,192	–	(2,792,352)	(153,160)

Shares issued pursuant to the exercise of warrants	800,000	80,000	–	–	80,000

Shares to be issued	–	–	48,400	–	48,400

Net loss for the year	–	–	–	(121,340)	(121,340)

Balance, February 29, 2004	5,164,235	2,719,192	48,400	(2,913,692)	(146,100)

Shares issued pursuant to a private placement at $0.16 per share	1,500,000	240,000	(48,400)	–	191,600

Shares issued pursuant to the exercise of warrants at $0.215 per share	350,000	75,250	–	–	75,250

Share issuance costs	–	(9,912)	–	–	(9,912)

Net loss for the year	–	–	–	(293,380)	(293,380)

Balance, February 28, 2005	7,014,235	3,024,530	–	(3,207,072)	(182,542)

Shares issued pursuant to a private placement at $0.25 per share	929,000	232,250	–	–	232,250

Shares issued pursuant to the exercise of warrants at $0.215 per share	1,150,000	247,250	–	–	247,250

Share issuance costs	–	(11,550)	–	–	(11,550)

Net loss for the year	–	–	–	(199,802)	(199,802)

Balance, February 28, 2006	9,093,235	3,492,480	–	(3,406,874)	85,606

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Stockholders’ Equity (Deficit) For the Period From February 28, 1995 to February 28, 2014 (expressed in Canadian dollars)
	Common Stock		Common Stock	Deficit Accumulated During the Development
	Shares	Amount	Subscribed	Stage	Total
	#	$	$	$	$

Balance, February 28, 2006	9,093,235	3,492,480	–	(3,406,874)	85,606

Shares issued pursuant to the exercise of warrants at $0.30 per share	919,000	275,700	–	–	275,700

Net loss for the year	–	–	–	(407,597)	(407,597)

Balance, February 28, 2007	10,012,235	3,768,180	–	(3,814,471)	(46,291)

Net loss for the year	–	–	–	(303,775)	(303,775)

Balance, February 29, 2008	10,012,235	3,768,180	–	(4,118,246)	(350,066)

Shares issued pursuant to a private placement at $0.11 per share	4,500,000	495,000	–	–	495,000

Share issuance costs	–	(19,635)	–	–	(19,635)

Net loss for the year	–	–	–	(294,713)	(294,713)

Balance, February 28, 2009	14,512,235	4,243,545	–	(4,412,959)	(169,414)

Net loss for the year	–	–	–	(115,388)	(115,388)

Balance, February 28, 2010	14,512,235	4,243,545	–	(4,528,347)	(284,802)

Shares issued pursuant to a private placement at $0.10 per share	6,000,000	600,000	–	–	600,000

Share issuance costs	–	(35,450)	–	–	(35,450)

Net loss for the year	–	–	–	(294,893)	(294,893)

Balance, February 28, 2011	20,512,235	4,808,095	–	(4,823,240)	(15,145)

Advance to related party	–	–	(6,000)	–	(6,000)

Net loss for the year	–	–	–	(147,257)	(147,257)

Balance, February 29, 2012	20,512,235	4,808,095	(6,000)	(4,970,497)	(168,402)

Repayment from related party	–	–	6,000	–	6,000

Net loss for the year	–	–	–	(174,101)	(174,101)

Balance, February 28, 2013	20,512,235	4,808,095	–	(5,144,598)	(336,503)

Net loss for the year	–	–	–	(124,536)	(124,536)

Balance, February 28, 2014	20,512,235	4,808,095	–	(5,269,134)	(461,039)

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Cash Flows (expressed in Canadian dollars)
	Year ended February 28,	Year ended February 28,	Accumulated from May 31, 1984 (Date of Inception) to February 28,
	2014	2013	2014
	$	$	$

Operating Activities

Net loss	(124,536)	(174,101)	(5,269,134)

Adjustments to reconcile net loss to net cash used in operating activities:
Acquisition costs written-off	–	–	347,815
Amortization	703	993	29,254
Bad debts	–	–	20,658
Gain on debt derecognition	–	–	(52,919)
Provision for advances receivable	–	–	464,169
Write-down of property and equipment	–	–	2,066

Changes in operating assets and liabilities:
Amounts receivable	2,380	430	(22,233)
Advances receivable	–	–	(65,447)
Prepaid expenses	28	–	(437)
Accounts payable and accrued liabilities	1,399	15,859	329,869
Due to related parties	88,690	94,080	269,010

Net Cash Used in Operating Activities	(31,336)	(62,739)	(3,947,329)

Investing Activities

Net cash used in discontinued operations	–	–	(362,241)
Acquisition of property and equipment	–	–	(33,070)

Net Cash Used in Investing Activities	–	–	(395,311)

Financing Activities

Bank overdraft	71	–	71
Proceeds from loans payable	–	–	120,409
Repayment of loans payable	–	–	(80,000)
Proceeds from related parties	31,265	62,240	126,035
Proceeds from issuance of common shares	–	–	4,263,051
Share issuance costs	–	–	(76,547)

Net Cash Provided by Financing Activities	31,336	62,240	4,353,019

Effect of Exchange Rate Changes on Cash	–	–	(10,379)

Decrease in Cash	–	(499)	–

Cash, Beginning of Period	–	499	–

Cash, End of Period	–	–	–

Non-cash Investing and Financing Activities:
Shares issued to settle debt	–	–	247,791
Shares issued for finders’ fees	–	–	50,400
Shares issued to acquire mineral properties	–	–	275,000

Supplemental Disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

Year ended February 28, 2014

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2014, the Company has a working capital deficit of $462,789 and has accumulated losses of $5,269,134 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   Significant Accounting Policies

(a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in Canadian dollars.

(b)

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of property and equipment and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Year ended February 28, 2014

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

As of February 28, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. The open taxation years range from 2011 to 2013. Tax authorities of Canada have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended February 28, 2014 and 2013, there were no charges for interest or penalties.

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

Year ended February 28, 2014

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

(i)

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at February 28, 2014 and 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements

(j)

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

Year ended February 28, 2014

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

3.    Property and Equipment

	Cost $	Accumulated Amortization $	2014 Net Carrying Value $	2013 Net Carrying Value $

Computer equipment	9,238	7,750	1,488	2,126
Furniture and equipment	6,932	6,670	262	328

	16,170	14,420	1,750	2,454

4.    Related Party Transactions

(a)

During the year ended February 28, 2014, the Company incurred $30,000 (2013 - $30,000) in management fees to a company controlled by the President of the Company.

(b)

During the year ended February 28, 2014, the Company incurred $30,000 (2013 - $30,000) in rent and administrative services to a company controlled by the President and a director of the Company.

(c)

During the year ended February 28, 2014, the Company incurred $24,000 (2013 - $24,000) in professional fees to a company controlled by a director.

(d)

As at February 28, 2014, an amount of $53,890 (2013 - $43,890) is owed to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand. Refer to Note 6(f).

(e)

As at February 28, 2014, an amount of $100,335 (2013 - $66,500) is owed to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand. Refer to Note 6(c).

(f)

As at February 28, 2014, an amount of $163,960 (2013 - $113,180) is owed to a company controlled by the President and a director of the Company which is non-interest bearing, unsecured, and due on demand. Refer to Note 6(d).

(g)

As at February 28, 2014, an amount of $76,860 (2013 - $51,520) is owed to a company controlled by a director of the Company which is non-interest bearing, unsecured, and due on demand. Refer to Note 6(e).

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

Year ended February 28, 2014

(expressed in Canadian dollars)

5.    Income Taxes

The Company is subject to Canadian federal and provincial income taxes at a combined rate of 25.92% (2013 – 25%). The reconciliation of the provision for income taxes at the combined Canadian federal and provincial statutory rate compared to the Company’s income tax expense as reported is as follows:

	2014 $	2013 $

Income tax recovery computed at the statutory rate	(32,280)	(43,525)

Permanent differences and other	50	4
Change in enacted tax rates	(24,325)	–
Change in valuation allowance	56,555	43,521

Income tax provision	–	–

Significant components of the Company’s deferred income tax assets as at February 28, 2014 and 2013, after applying enacted corporate income tax rates, are as follows:

	2014 $	2013 $

Deferred income tax assets

Non-capital losses carried forward	599,255	543,523
Net capital losses carried forward	54,371	52,280
Property and equipment	6,709	6,275
Share issuance costs	1,843	3,545
Valuation allowance	(662,178)	(605,623)

Net deferred income tax asset	–	–

As at February 28, 2014, the Company has non-capital losses carried forward of $2,304,825 which are available to offset future years’ taxable income. These losses expire as follows:

$

2015	286,893
2026	198,629
2027	408,015
2028	299,166
2029	225,446
2030	112,200
2031	303,376
2032	156,255
2033	184,110
2034	130,735

2,304,825

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

Year ended February 28, 2014

(expressed in Canadian dollars)

6.    Subsequent Events

(a)

On March 24, 2014, loan proceeds of $47,600 were received from the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand. The proceeds were used to repay amounts owing to a company controlled by the President of the Company. Refer to Note 4(e).

(b)

On March 24, 2014, loan proceeds of $53,760 were received from the spouse of a director of the Company which is non-interest bearing, unsecured, and due on demand. The proceeds were used to repay amounts owing to a company controlled by a director of the Company. Refer to Note 4(g).

(c)

On April 9, 2014, the Company issued 1,054,700 shares of common stock to settle debt of $52,735 owed to a company controlled by the President of the Company. Refer to Note 4(e).

(d)

On April 9, 2014, the Company issued 3,286,200 shares of common stock to settle debt of $164,310 owed to a company controlled by the President and a director of the Company. Refer to Note 4(f).

(e)

On April 9, 2014, the Company issued 462,000 shares of common stock to settle debt of $23,100 owed to a company controlled by a director of the Company. Refer to Note 4(g).

(f)

On April 9, 2014, the Company issued 2,029,800 shares of common stock to settle debt of $101,490 owed to the spouse of the President of the Company. Refer to Note 4(d).

(g)

On April 9, 2014, the Company issued 1,075,200 shares of common stock to settle debt of $53,760 owed to the spouse of a director of the Company. Refer to Note 6(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: No Disclosure Necessary

ITEM 9A.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of February 28, 2014, and concluded the disclosure controls and procedures were not effective, due to the material weaknesses in internal control over financial reporting described below, to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of February 28, 2014.

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

c.  Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2014 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

Table No. 4
Directors and Executive Officers
May 29, 2014
Name	Positions	Age	Date First Elected or Appointed
Harry Chew (1)(2)(4)	President/CEO/CFO/Director	53	February 1999
Sonny Chew (1)(2)(3)	Corporate Secretary/Director	45	July 2000
Terrance G. Owen (1)(2)(5)	Chairman of the Board/Director	68	August 2002
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

Terrance G. Owen obtained a Bachelor of Science (with honors) in Biology from the University of Victoria in 1968, a Masters degree in Biology from the University of New Brunswick in 1970, a Ph.D. in Zoology from the University of British Columbia in 1974 and a Masters in Business Administration from Simon Fraser University in British Columbia in 1991.  He was Corporate Secretary and a Director of the Company from August 2002 when he relinquished the Corporate Secretary position and was appointed Co-Chairman of the Board. In April 2008, he assumed the title of Chairman of the Board.  Mr. Owen is President and CEO of Alda Pharmaceuticals Corp., a British Columbia pharmaceutical corporation engaged in the development and commercialization of innovative infection control products based on its proprietary technology, Alda is listed on the TSX Venture Exchange.  He lives in New Westminster, British Columbia, Canada.

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

Board Meetings and Committees; Annual Meeting Attendance

During Fiscal 2014, the Board of Directors held three regularly scheduled meetings, and one special and telephone meetings.  For various reasons, Board members may not be able to attend a Board meeting; all Board members are provided information related to each of the agenda items before each meeting, and, therefore, can provide counsel outside the confines of regularly scheduled meetings.  No director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board of Directors, while he was a Director; and (2) the total number of meetings of committees of the Board of Directors on which the director served.  Directors are encouraged to attend annual meetings of our stockholder; all but one of the directors attended the August 2012 annual shareholders meeting.

The following sets out the attendance records of our Board members during Fiscal 2014:

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

Audit Committee

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: Harry Chew, Sonny Chew, and Terrance Owen (independent).  The Audit Committee met four times in fiscal 2014 and has met once during fiscal 2015 to date.

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

c. received the written disclosures and the letter from the independent accountants required by Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, as adopted by the Public Company Accounting Oversight Board, and has discussed with the independent accountant the independent accountant's independence; and

d. recommended to the board of directors that the audited financial statements be included in the Company's annual report on Form 10–K for the last fiscal year for filing with the SEC.

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

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2014, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

Executive Officer Compensation

The following table sets forth the summary of compensation earned during Fiscal 2013 through Fiscal 2014 by the Company’s Chief Executive Officer and its other named Executive Officers, and Directors.

Table No. 5
Summary Compensation Table
Executive Officers and Directors
Director Name	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	TOTAL
Harry Chew (1) President/CEO/CFO Director	2014 2013 2012	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$30,000 $30,000 $30,000	$30,000 $30,000 $30,000
Sonny Chew (2) Secretary/Director	2014 2013 2012	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$24,000 $24,000 $24,000	$24,000 $24,000 $24,000
Terrance Owen Chairman/Director	2014 2013 2012	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$nil $nil $nil	$nil $nil $nil
(1) All Other Compensation reflects “management fees” and “professional fees” paid to private companies controlled by Harry Chew.
(2) All Other Compensation reflects “management fees” and “professional fees” paid to private companies controlled by Sonny Chew.

Stock Options

The Company does not have a written stock option plan in place currently.

No stock options were granted or exercised during fiscal 2014 or fiscal 2013.

No stock options expired unexercised during fiscal 2014 or fiscal 2013.

As of 5/29/2014, no stock options were outstanding.

Harry Chew, President/CEO/CFO/Director; Written Management Agreement

Harry Chew provides his services pursuant to a management agreement.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President/CEO/CFO/Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus reasonable expenses related to the performance of its duties.

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

Table No. 6
Shareholdings of 5% Shareholders
Shareholdings of Directors and Executive Officers
May 29, 2014
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Harry Chew (1)	5,551,984	19.54%
Common	Sonny Chew	286,000	1.01%
Common	Terrance Owen	Nil	Nil
	TOTAL	5,837,984	20.54%

(1) 315,834 shares are held indirectly by Pacific Paragon Investment Fund

    Ltd., a private company controlled 45% by the spouse of Mr. Harry Chew and 45% by Mrs. Jodie Nitta and 10% by Mrs. Winnie Chew

    3,586,200,000 shares are held indirectly by Pacific Paragon Capital

    Group Ltd., a private company controlled 25% by Mr. Sonny Chew and 75%

    by Mr. Harry Chew, and 1,054,700 shares are held indirectly by Myntek

    Management Services Inc., a private company controlled 50% by the spouse of Mr. Harry Chew and 50% by Mr. Harry Chew.

# Based on 28,420,135 shares outstanding as of 5/29/2014.

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

Certain Relationships and Related Transactions

Sonny Chew, Corporate Secretary/Director.  During fiscal 2014, the Company incurred $24,000 (FY2013 = $24,000) to Wynson Management Services Ltd., a private company controlled by Sonny Chew, Corporate Secretary and a Director of the Company, and his spouse, for bookkeeping and accounting services.

Harry Chew, President/CEO/CFO/Director.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President/CEO/CFO and a Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus reasonable expenses related to the performance of its duties.  For the fiscal years ended 2/28/2014 and 2/28/2013, management fees in the amount of $30,000 were incurred in each year to Myntek Management Services Inc.

During fiscal 2014, the Company incurred rent and administrative services of $30,000 (FY2013 = $30,000) to Pacific Paragon Capital Group Ltd., a private company controlled Harry Chew and Sonny Chew.

As at 2/28/2014 and 2/28/2013, $53,890 and $43,890 is owed to the spouse of Harry Chew. The entire balance was without interest, unsecured and due on demand.

As at 2/28/2014 and 2/28/2013, $100,335 and $66,500 was owed to a company controlled by Harry Chew, and was without interest, unsecured and due on demand.

As at 2/28/2014 and 2/28/2013, $163,960 and $113,180 was owed to a company controlled by Harry Chew and Sonny Chew, and was without interest, unsecured and due on demand.

As at 2/28/2014 and 2/28/2013, $76,860 and $51,520 was owed to Wynson Management Services Ltd., a company controlled by Sonny Chew and his spouse, and was without interest, unsecured and due on demand.

Other than described above, there have been no transactions since 2/28/2013, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICE

Professional accounting services were rendered by Saturna Group Chartered Accountants LLP for Fiscal 2014 and Fiscal 2013.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and for the review of the financial statements, included in the Company’s quarterly reports on Form 10-Q, for the fiscal years ended 2/28/2014 and 2/28/2013 were $10,500 and $10,500 respectively.

Audit Related Fees

The Company incurred $nil and $nil fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $525 and $500 during the fiscal years ended 2/28/2014 and 2/28/2013, respectively, for professional services rendered by the Company’s principal accountant for tax compliance.

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

Bi-Optic Ventures Inc. --– SEC File # 000-49685

Registrant

Dated: June 13, 2014 By /s/ Harry Chew
Harry Chew, President/CEO/CFO/Director

Dated: June 13, 2014 By /s/ Sonny Chew
Sonny Chew, Secretary/Director