Form 10-Q
period 2014-05-31
BI-OPTIC VENTURES INC
filed 2014-07-21
CIK 1168960

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 07/21/2014: 28,420,135 Common Shares w/o par value

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. Financial Statements Three Months Ended May 31, 2014 (Expressed in Canadian dollars) (unaudited)

BI-OPTIC VENTURES INC. (A Development Stage Company) Balance Sheets (expressed in Canadian dollars)
	May 31,	February 28,
	2014 $	2014 $
	(unaudited)

Assets

Current Assets

Cash	1,231	–
Amounts receivable	1,372	1,576
Prepaid expenses	438	438

Total Current Assets	3,041	2,014

Property and equipment (Note 3)	1,625	1,750

Total Assets	4,666	3,764

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	–	71
Accounts payable	73,892	69,687
Due to related parties (Note 4)	34,400	395,045

Total Liabilities	108,292	464,803

Going Concern (Note 1)

Stockholders’ Deficit

Common stock: unlimited common shares authorized without par value; 28,420,135 shares issued and outstanding	5,401,188	4,808,095

Deficit accumulated during the development stage	(5,504,814)	(5,269,134)

Total Stockholders’ Deficit	(103,626)	(461,039)

Total Liabilities and Stockholders’ Deficit	4,666	3,764

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Operations (expressed in Canadian dollars) (unaudited)
	Three months ended May 31,	Three months ended May 31,	Accumulated from May 31, 1984 (Date of Inception) to May 31,
	2014	2013	2014
	$	$	$

Revenue	–	–	–

Expenses

Acquisition costs written-off	–	–	347,815
Amortization	125	176	27,777
Bad debts	–	–	20,658
Consulting and management fees (Note 4)	9,125	9,250	935,040
Investor and public relations	–	–	94,268
Office, rent and telephone (Note 4)	7,787	8,721	652,654
Professional fees (Note 4)	13,224	12,902	991,803
Transfer agent and regulatory fees	1,592	1,837	191,640
Travel and promotion	6,130	–	352,552
Write-down of property and equipment	–	–	2,066

Total Expenses	37,983	32,886	3,616,273

Loss from Operations	(37,983)	(32,886)	(3,616,273)

Other Income (Expense)

Accounts payable written-off	–	–	49,341
Loss on settlement of debt (Note 5)	(197,697)	–	(144,778)
Interest and other income	–	–	17,118
Provision for advances receivable	–	–	(75,943)

Total Other Income (Expense)	(197,697)	–	(154,262)

Net Loss Before Discontinued Operations	(235,680)	(32,886)	(3,770,535)

Loss from discontinued operations	–	–	(1,734,279)

Net Loss for the Period	(235,680)	(32,886)	(5,504,814)

Net Loss Per Share, Basic and Diluted	(0.01)	–

Weighted Average Shares Outstanding	25,153,828	20,512,235

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. (A Development Stage Company) Statements of Cash Flows (expressed in Canadian dollars) (unaudited)
	Three months ended May 31,	Three months ended May 31,	Accumulated from May 31, 1984 (Date of Inception) to May 31,
	2014	2013	2014
	$	$	$

Operating Activities
Net loss	(235,680)	(32,886)	(5,504,814)

Adjustments to reconcile net loss to net cash used in operating activities:
Acquisition costs written-off	–	–	347,815
Amortization	125	176	29,379
Bad debts	–	–	20,658
Loss on settlement of debt	197,697	–	144,778
Provision for advances receivable	–	–	464,169
Write-down of property and equipment	–	–	2,066

Changes in operating assets and liabilities:
Amounts receivable	204	629	(22,029)
Advances receivable	–	–	(65,447)
Prepaid expenses	–	–	(437)
Accounts payable and accrued liabilities	4,205	(3,502)	334,074
Due to related parties	22,051	22,540	291,061
Net Cash Used in Operating Activities	(11,398)	(13,043)	(3,958,727)

Investing Activities

Net cash used in discontinued operations	–	–	(362,241)
Acquisition of property and equipment	–	–	(33,070)
Net Cash Used in Investing Activities	–	–	(395,311)

Financing Activities

Bank overdraft	(71)	93	–
Proceeds from loans payable	–	–	120,409
Repayment of loans payable	–	–	(80,000)
Proceeds from related parties	114,060	12,950	240,095
Repayments to related parties	(101,360)	–	(101,360)
Proceeds from issuance of common shares	–	–	4,263,051
Share issuance costs	–	–	(76,547)
Net Cash Provided by Financing Activities	12,629	13,043	4,365,648

Effect of Exchange Rate Changes on Cash	–	–	(10,379)

Increase in Cash	1,231	–	1,231
Cash, Beginning of Period	–	–	–
Cash, End of Period	1,231	–	1,231

Non-cash Investing and Financing Activities:
Shares issued to settle debt	593,093	–	840,884
Shares issued for finders’ fees	–	–	50,400
Shares issued to acquire mineral properties	–	–	275,000

Supplemental Disclosures:
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2014

(expressed in Canadian dollars)

(unaudited)

1.

Basis of Presentation

The accompanying financial statements of Bi-Optic Ventures Inc. (the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2014, the Company has a working capital deficit of $105,251 and has accumulated losses of $5,504,814 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.

Property and Equipment

	Cost $	Accumulated Amortization $	May 31, 2014 Net Carrying Value $	February 28, 2014 Net Carrying Value $

Computer equipment	9,238	7,862	1,376	1,488
Furniture and equipment	6,932	6,683	249	262

	16,170	14,545	1,625	1,750

BI-OPTIC VENTURES INC.

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2014

(expressed in Canadian dollars)

(unaudited)

4.

Related Party Transactions

(a)

During the three months ended May 31, 2014, the Company incurred $7,500 (2013 - $7,500) in management fees to a company controlled by the President of the Company.

(b)

During the three months ended May 31, 2014, the Company incurred $7,500 (2013 - $7,500) in rent and administrative services to a company controlled by the President and a director of the Company.

(c)

During the three months ended May 31, 2014, the Company incurred $6,000 (2013 - $6,000) in professional fees to a company controlled by a director.

(d)

As at May 31, 2014, an amount of $2,000 (February 28, 2014 - $53,890) is owed to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand. On March 24, 2014, loan proceeds of $47,600 were received from the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand. The proceeds were used to repay amounts owing to a company controlled by the President of the Company. Refer to Note 5(d).

(e)

As at May 31, 2014, an amount of $8,275 (February 28, 2014 - $100,335) is owed to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand. Refer to Note 5(a).

(f)

As at May 31, 2014, an amount of $17,825 (February 28, 2014 - $163,960) is owed to a company controlled by the President and a director of the Company which is non-interest bearing, unsecured, and due on demand. Refer to Note 5(b).

(g)

As at May 31, 2014, an amount of $6,300 (February 28, 2014 - $76,860) is owed to a company controlled by a director of the Company which is non-interest bearing, unsecured, and due on demand. Refer to Note 5(c).

(h)

On March 24, 2014, loan proceeds of $53,760 were received from the spouse of a director of the Company which is non-interest bearing, unsecured, and due on demand. The proceeds were used to repay amounts owing to a company controlled by a director of the Company. Refer to Note 5(e).

5.

Common Stock

(a)

On April 7, 2014, the Company issued 1,054,700 shares of common stock with a fair value of $79,102 to settle debt of $52,735 owed to a company controlled by the President of the Company. This resulted in a loss on settlement of $26,367.

(b)

On April 7, 2014, the Company issued 3,286,200 shares of common stock with a fair value of $246,465 to settle debt of $164,310 owed to a company controlled by the President and a director of the Company. This resulted in a loss on settlement of $82,155.

(c)

On April 7, 2014, the Company issued 462,000 shares of common stock with a fair value of $34,650 to settle debt of $23,100 owed to a company controlled by a director of the Company. This resulted in a loss on settlement of $11,550.

(d)

On April 7, 2014, the Company issued 2,029,800 shares of common stock with a fair value of $152,235 to settle debt of $101,490 owed to the spouse of the President of the Company. This resulted in a loss on settlement of $50,745.

(e)

On April 7, 2014, the Company issued 1,075,200 shares of common stock with a fair value of $80,640 to settle debt of $53,760 owed to the spouse of a director of the Company. This resulted in a loss on settlement of $26,880.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 05/31/2014 had an accumulated deficit of $5,504,814.

Operating Expenses for the Three Months Ended 05/31/2014 were $37,983 compared to $32,886 for the same period last year.  Consulting/management fees were slightly lower ($9,125 vs. $9,250).  Professional fees were also slightly higher ($13,224 vs. $12,902). “Office/Rent/Telephone/ Administrative Services” also reduced slightly ($7,787 vs. $8,721).  Net Loss was significantly higher, ($235,680 vs. $32,886) due to stock issued for settlement of debts to related parties.  Loss Per Share was $(0.01) vs $0.00 in the prior year period.

Liquidity and Capital Resources

The Company had a working capital deficit of $105,251 at 05/31/14, compared to a working capital deficit of $462,789 at 2/28/2014. The deficit decreased due to a decrease in amounts due to related parties by settlement of debt through issuance of shares.  Net Cash Used in Operating Activities for the Three Months Ended 05/31/14 was $11,398 vs. $13,043 in the prior-year period. Net Cash Used in Investing Activities was $nil versus $nil.  Net Cash Provided by Financing Activities was $12,629 versus $13,043.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this interim report on Form 10-Q, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of May 31, 2014, and concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in our annual report on Form 10-K for the year ended February 28, 2014.

Changes in Internal Control/Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: July 21, 2014         /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director