Form 10-Q
period 2014-08-31
BI-OPTIC VENTURES INC
filed 2014-10-20
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended August 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 10/10/2014: 28,420,135 Common Shares w/o par value

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. Financial Statements Six Months Ended August 31, 2014 (Expressed in Canadian dollars) (unaudited)

BI-OPTIC VENTURES INC. Balance Sheets (expressed in Canadian dollars)
	August 31,	February 28,
	2014 $	2014 $
	(unaudited)

Assets

Current Assets

Amounts receivable	2,272	1,576
Prepaid expenses	2,842	438

Total Current Assets	5,114	2,014

Property and equipment (Note 3)	1,501	1,750

Total Assets	6,615	3,764

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	577	71
Accounts payable	77,813	69,687
Due to related parties (Note 4)	75,979	395,045

Total Liabilities	154,369	464,803

Going Concern (Note 1)

Stockholders’ Deficit

Common stock: unlimited common shares authorized without par value; 28,420,135 and 20,512,235 shares issued and outstanding, respectively	5,401,188	4,808,095

Deficit	(5,548,942)	(5,269,134)

Total Stockholders’ Deficit	(147,754)	(461,039)

Total Liabilities and Stockholders’ Deficit	6,615	3,764

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. Statements of Operations (expressed in Canadian dollars) (unaudited)
	Three months ended August 31,	Three months ended August 31,	Six months ended August 31,	Six months ended August 31,
	2014	2013	2014	2013
	$	$	$	$

Revenue			–	–

Expenses

Amortization	125	176	249	352
Consulting and management fees (Note 4)	9,125	9,060	18,250	18,310
Office, rent and telephone (Note 4)	8,793	8,682	16,580	17,403
Professional fees (Note 4)	16,912	7,500	30,137	20,402
Transfer agent and regulatory fees	7,077	6,561	8,669	8,398
Travel and promotion	2,096	–	8,226	–

Total Expenses	44,128	31,979	82,111	64,865

Loss from Operations	(44,128)	(31,979)	(82,111)	(64,865)

Other Expense

Loss on settlement of related party debt (Note 5)	–	–	(197,697)	–

Net Loss for the Period	(44,128)	(31,979)	(279,808)	(64,865)

Net Loss Per Share, Basic and Diluted	–	–	(0.01)	–

Weighted Average Shares Outstanding	28,420,135	20,512,235	26,786,982	20,512,235

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. Statements of Cash Flows (expressed in Canadian dollars) (unaudited)
	Six months ended August 31,	Six months ended August 31,
	2014	2013
	$	$

Operating Activities

Net loss	(279,808)	(64,865)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	249	352
Loss on settlement of related party debt	197,697	–

Changes in operating assets and liabilities:
Amounts receivable	(696)	2,404
Prepaid expenses	(2,404)	(1,191)
Accounts payable and accrued liabilities	8,126	(6,891)
Due to related parties	44,100	44,590

Net Cash Used in Operating Activities	(32,736)	(25,601)

Financing Activities

Bank overdraft	506	201
Proceeds from related parties	136,190	25,400
Repayments to related parties	(103,960)	–

Net Cash Provided by Financing Activities	32,736	25,601

Increase in Cash	–	–

Cash, Beginning of Period	–	–

Cash, End of Period	–	–

Non-cash Investing and Financing Activities:
Shares issued to settle related party debt	593,093	–

Supplemental Disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

Notes to the Financial Statements

August 31, 2014

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2014, the Company has a working capital deficit of $149,255 and has accumulated losses of $5,548,942 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

(a)

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at February 28, 2014 and 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements

(b)

Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the period ended August 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

BI-OPTIC VENTURES INC.

Notes to the Financial Statements

August 31, 2014

(expressed in Canadian dollars)

(unaudited)

3.

Property and Equipment

	Cost $	Accumulated Amortization $	August 31, 2014 Net Carrying Value $	February 28, 2014 Net Carrying Value $

Computer equipment	9,238	7,973	1,265	1,488
Furniture and equipment	6,932	6,696	236	262

	16,170	14,669	1,501	1,750

4.

Related Party Transactions

(a)

During the six months ended August 31, 2014, the Company incurred $15,000 (2013 - $15,000) in management fees to a company controlled by the President of the Company.

(b)

During the six months ended August 31, 2014, the Company incurred $15,000 (2013 - $15,000) in rent and administrative services to a company controlled by the President and a director of the Company.

(c)

During the six months ended August 31, 2014, the Company incurred $12,000 (2013 - $12,000) in professional fees to a company controlled by a director.

(d)

As at August 31, 2014, the amount of $4,650 (February 28, 2014 - $53,890) is owed to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand. On March 24, 2014, loan proceeds of $47,600 were received from the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand. The proceeds were used to repay amounts owing to a company controlled by the President of the Company. Refer to Note 5(d).

(e)

As at August 31, 2014, the amount of $16,250 (February 28, 2014 - $100,335) is owed to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand. Refer to Note 5(a).

(f)

As at August 31, 2014, the amount of $42,479 (February 28, 2014 - $163,960) is owed to a company controlled by the President and a director of the Company which is non-interest bearing, unsecured, and due on demand. Refer to Note 5(b).

(g)

As at August 31, 2014, the amount of $12,600 (February 28, 2014 - $76,860) is owed to a company controlled by a director of the Company which is non-interest bearing, unsecured, and due on demand. Refer to Note 5(c).

(h)

On March 24, 2014, loan proceeds of $53,760 were received from the spouse of a director of the Company which is non-interest bearing, unsecured, and due on demand. The proceeds were used to repay amounts owing to a company controlled by a director of the Company. Refer to Note 5(e).

BI-OPTIC VENTURES INC.

Notes to the Financial Statements

August 31, 2014

(expressed in Canadian dollars)

(unaudited)

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

(d)

On April 7, 2014, the Company issued 2,029,800 shares of common stock with a fair value of $152,236 to settle debt of $101,491 owed to the spouse of the President of the Company. This resulted in a loss on settlement of $50,745.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 08/31/2014 had an accumulated deficit of $5,548,942.

Operating Expenses for the Six Months Ended 08/31/2014 were $82,111 compared to $64,865 for the same period last year.  Consulting/management fees were slightly lower ($18,250 vs. $18,310).  Professional fees were also higher ($30,137 vs. $20,402). “Office/Rent/Telephone/Administrative Services” also reduced slightly ($16,580 vs. $17,403).  Net Loss was significantly higher, ($279,808 vs. $64,865) due to the $197,697 loss on the settlement of debts to related parties.  Loss Per Share was $(0.01) vs $0.00 in the prior year period.

Liquidity and Capital Resources

The Company had a working capital deficit of $149,255 at 08/31/14, compared to a working capital deficit of $462,789 at 2/28/2014. The deficit decreased due to a decrease in amounts due to related parties by settlement of debt through issuance of shares.  Net Cash Used in Operating Activities for the Six Months Ended 08/31/14 was $32,736 vs. $25,601 in the prior-year period. Net Cash Used in Investing Activities was $nil versus $nil.  Net Cash Provided by Financing Activities was $32,736 versus $25,601.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this interim report on Form 10-Q, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of August 31, 2014, and concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in our annual report on Form 10-K for the year ended February 28, 2014.

Changes in Internal Control/Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 31.1

Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1

Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS:     XBRL Instance Document

101.SCH:     XBRL Taxonomy Extension Schema Document

101.CAL:     XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF:     XBRL Taxonomy Extension Definition Linkbase Document

101.LAB:     XBRL Taxonomy Extension Label Linkbase Document

101.PRE:     XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: October 20, 2014         /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director