Form 10-Q
period 2014-11-30
BI-OPTIC VENTURES INC
filed 2015-01-14
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended November 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 01/13/2015: 12,842,009 Common Shares w/o par value

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. Financial Statements Nine Months Ended November 30, 2014 (Expressed in Canadian dollars) (unaudited)

BI-OPTIC VENTURES INC. Balance Sheets (expressed in Canadian dollars)
	November 30,	February 28,
	2014 $	2014 $
	(unaudited)

Assets

Current Assets

Cash	3,104	–
Amounts receivable	1,637	1,576
Prepaid expenses	473	438

Total Current Assets	5,214	2,014

Property and equipment (Note 3)	1,376	1,750

Total Assets	6,590	3,764

Liabilities and Stockholders’ Deficit

Current Liabilities

Bank overdraft	–	71
Accounts payable	83,786	69,687
Loan payable (Note 4)	13,930	–
Due to related parties (Note 5)	95,379	395,045

Total Liabilities	193,095	464,803

Going Concern (Note 1)
Subsequent Event (Note 7)

Stockholders’ Deficit

Common stock: unlimited common shares authorized without par value; 2,842,009 and 2,051,219 shares issued and outstanding, respectively	5,401,188	4,808,095

Deficit	(5,587,693)	(5,269,134)

Total Stockholders’ Deficit	(186,505)	(461,039)

Total Liabilities and Stockholders’ Deficit	6,590	3,764

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. Statements of Operations (expressed in Canadian dollars) (unaudited)
	Three months ended November 30,	Three months ended November 30,	Nine months ended November 30,	Nine months ended November 30,
	2014	2013	2014	2013
	$	$	$	$

Revenue	–	–	–	–

Expenses

Amortization	125	176	374	528
Consulting and management fees (Note 5)	7,875	10,389	26,125	28,699
Office, rent and telephone (Note 5)	9,560	7,658	26,140	25,061
Professional fees (Note 5)	13,128	11,038	43,265	31,440
Transfer agent and regulatory fees	7,117	2,277	15,786	10,675
Travel and promotion	946	409	9,172	409

Total Expenses	38,751	31,947	120,862	96,812

Loss from Operations	(38,751)	(31,947)	(120,862)	(96,812)

Other Expense

Loss on settlement of related party debt (Note 6)	–	–	(197,697)	–

Net Loss for the Period	(38,751)	(31,947)	(318,559)	(96,812)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.02)	(0.10)	(0.05)

Weighted Average Shares Outstanding	2,842,009	2,051,219	3,069,791	2,051,219

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. Statements of Cash Flows (expressed in Canadian dollars) (unaudited)
	Nine months ended November 30,	Nine months ended November 30,
	2014	2013
	$	$

Operating Activities

Net loss	(318,559)	(96,812)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	374	528
Loss on settlement of related party debt	197,697	–

Changes in operating assets and liabilities:
Amounts receivable	(61)	2,445
Prepaid expenses	(35)	29
Accounts payable and accrued liabilities	14,099	(1,502)
Due to related parties	66,150	66,640

Net Cash Used in Operating Activities	(40,335)	(28,672)

Financing Activities

Bank overdraft	(71)	112
Proceeds from loan payable	13,930	–
Proceeds from related parties	145,340	28,560
Repayments to related parties	(115,760)	–

Net Cash Provided by Financing Activities	43,439	28,672

Increase in Cash	3,104	–

Cash, Beginning of Period	–	–

Cash, End of Period	3,104	–

Non-cash Investing and Financing Activities:
Shares issued to settle related party debt	593,093	–

Supplemental Disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

Notes to the Financial Statements

November 30, 2014

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2014, the Company has a working capital deficit of $187,881 and has accumulated losses of $5,587,693 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

(a)

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2014 and 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements

(b)

Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the period ended November 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Property and Equipment

	Cost $	Accumulated Amortization $	November 30, 2014 Net Carrying Value $	February 28, 2014 Net Carrying Value $

Computer equipment	9,238	8,085	1,153	1,488
Furniture and equipment	6,932	6,709	223	262

	16,170	14,794	1,376	1,750

BI-OPTIC VENTURES INC.

Notes to the Financial Statements

November 30, 2014

(expressed in Canadian dollars)

(unaudited)

4.

Loan Payable

As at November 30, 2014, the Company owed $13,930 (February 28, 2014 - $nil) to a non-related party, which is non-interest-bearing, unsecured, and due on demand.

5.

Related Party Transactions

(a)

During the nine months ended November 30, 2014, the Company incurred $22,500 (2013 - $22,500) in management fees to a company controlled by the President of the Company.

(b)

During the nine months ended November 30, 2014, the Company incurred $22,500 (2013 - $22,500) in rent and administrative services to a company controlled by the President and a director of the Company.

(c)

During the nine months ended November 30, 2014, the Company incurred $18,000 (2013 - $18,000) in professional fees to a company controlled by a director.

(d)

As at November 30, 2014, the amount of $5,750 (February 28, 2014 - $53,890) is owed to the spouse of the President of the Company, which is non-interest bearing, unsecured, and due on demand. On March 24, 2014, loan proceeds of $47,600 were received from the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand. The proceeds were used to repay amounts owing to a company controlled by the President of the Company. Refer to Note 6(d).

(e)

As at November 30, 2014, the amount of $24,975 (February 28, 2014 - $100,335) is owed to a company controlled by the President of the Company, which is non-interest bearing, unsecured, and due on demand. Refer to Note 6(a).

(f)

As at November 30, 2014, the amount of $45,754 (February 28, 2014 - $163,960) is owed to a company controlled by the President and a director of the Company, which is non-interest bearing, unsecured, and due on demand. Refer to Note 6(b).

(g)

As at November 30, 2014, the amount of $18,900 (February 28, 2014 - $76,860) is owed to a company controlled by a director of the Company, which is non-interest bearing, unsecured, and due on demand. Refer to Note 6(c).

(h)

On March 24, 2014, loan proceeds of $53,760 were received from the spouse of a director of the Company, which is non-interest bearing, unsecured, and due on demand. The proceeds were used to repay amounts owing to a company controlled by a director of the Company. Refer to Note 6(e).

6.

Common Stock

(a)

On April 7, 2014, the Company issued 105,470 shares of common stock with a fair value of $79,102 to settle debt of $52,735 owed to a company controlled by the President of the Company. This resulted in a loss on settlement of $26,367.

(b)

On April 7, 2014, the Company issued 328,620 shares of common stock with a fair value of $246,465 to settle debt of $164,310 owed to a company controlled by the President and a director of the Company. This resulted in a loss on settlement of $82,155.

(c)

On April 7, 2014, the Company issued 46,200 shares of common stock with a fair value of $34,650 to settle debt of $23,100 owed to a company controlled by a director of the Company. This resulted in a loss on settlement of $11,550.

(d)

On April 7, 2014, the Company issued 202,980 shares of common stock with a fair value of $152,236 to settle debt of $101,491 owed to the spouse of the President of the Company. This resulted in a loss on settlement of $50,745.

BI-OPTIC VENTURES INC.

Notes to the Financial Statements

November 30, 2014

(expressed in Canadian dollars)

(unaudited)

6.

Common Stock (continued)

(e)

On April 7, 2014, the Company issued 107,520 shares of common stock with a fair value of $80,640 to settle debt of $53,760 owed to the spouse of a director of the Company. This resulted in a loss on settlement of $26,880.

(f)

On October 22, 2014, the Company completed a 10-for-1 share consolidation of its issued common shares. All share amounts have been retroactively restated for all periods presented.

7.

Subsequent Event

On December 12, 2014, the Company issued 10,000,000 units at $0.05 per unit for total proceeds of $500,000 pursuant to a private placement. Each unit is consisted of one share of common stock and one share purchase warrant, with each share purchase warrant entitling the holder to purchase an additional share of common stock at $0.15 per share until December 12, 2015. The warrants will have an accelerated exercise provision as follows: (i) during the period commencing on the date that is four months following the closing date and ending on the expiry date of the warrants, the daily volume weighted average trading price of the Company’s common stock on the exchange exceeds $0.30 for each day of a period of 10 consecutive trading days, and (ii) the Company gives the holders of the warrants written notice of such occurrence within 30 days of such occurrence, in which case the warrants will expire on the 30th day following the giving of such notice. Of this amount, 500,000 units at $0.05 per unit for proceeds of $25,000 were issued to the spouses of the President and a director of the Company.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 11/30/2014 had an accumulated deficit of $5,587,693.

Operating Expenses for the Nine Months Ended 11/30/2014 were $120,862 compared to $96,812 for the same period last year.  Consulting/management fees were slightly lower ($26,125 vs. $28,699).  Professional fees were higher ($43,265 vs. $31,440). “Office/Rent/Telephone/Administrative Services” increased slightly ($26,140 vs. $25,061).  Net Loss was significantly higher, ($318,559 vs. $96,812) due to the $197,697 loss on the settlement of debts to related parties.  Loss Per Share was $0.10 vs $0.05 in the prior year period.

Liquidity and Capital Resources

The Company had a working capital deficit of $187,881 at 11/30/14, compared to a working capital deficit of $462,789 at 2/28/2014. The deficit decreased due to a decrease in amounts due to related parties by settlement of debt through issuance of shares.  Net Cash Used in Operating Activities for the Nine Months Ended 11/30/14 was $40,335 vs. $28,672 in the prior-year period. Net Cash Used in Investing Activities was $nil versus $nil.  Net Cash Provided by Financing Activities was $43,439 versus $28,672.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this interim report on Form 10-Q, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of November 30, 2014, and concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in our annual report on Form 10-K for the year ended February 28, 2014.

Changes in Internal Control/Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: January 14, 2015          /s/ Harry Chew

                                Harry Chew, President/CEO/CFO/Director