Form 10-K
period 2015-02-28
BI-OPTIC VENTURES INC
filed 2015-06-09
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fiscal Year Ended February 28, 2015

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

Large accelerated filer [ ]                              Accelerated filer         [ ]

Non-accelerated filer   [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                          [X] Yes    [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter.               $1,278,906

Common Shares outstanding at June 3, 2015:                                    12,842,009 Shares

Index to Exhibits on Page 37

BI-OPTIC VENTURES INC.

FORM 10-K ANNUAL REPORT

FISCAL 2014 ENDED FEBRUARY 28, 2014

TABLE OF CONTENTS

INTRODUCTION

3

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

6

ITEM 1B.  UNRESOLVED STAFF COMMENTS

9

ITEM 2.  DESCRIPTION OF PROPERTY

9

ITEM 3.  LEGAL PROCEEDINGS

9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9

PART II

10

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

10

ITEM 6.  SELECTED FINANCIAL DATA

12

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

12

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

13

ITEM 8.  FINANCIAL STATEMENTS

14

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

27

ITEM 9A.  CONTROLS AND PROCEDURES

27

ITEM 9B.  OTHER INFORMATION

28

PART III

29

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

29

ITEM 11.  EXECUTIVE COMPENSATION

33

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

35

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

35

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICE

36

PART IV

37

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

37

SIGNATURE PAGE

38

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

The Company's principal office is located at:

 1030 West Georgia Street, #1518, Vancouver, British Columbia, Canada V6E 2Y3

 Telephone: 604-689-2646

 Facsimile: 604-689-1289

The contact person is Harry Chew, President/CFO and Director.

The Company’s authorized capital includes an unlimited number of common shares without par value.  As of 2/28/2015, there were 12,842,009 common shares outstanding. As of 6/3/2015, there were 12,842,009 common shares outstanding.

The Company's common shares are listed on the NEX Board of the TSX Venture Exchange in Canada with the symbol “OP.H”.  The Company's common shares are listed on the OTC Bulletin Board in the United States with the symbol “BOVKF.OB”.

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

Seasonality: No Disclosure Necessary

Dependency upon Patents/Licenses/Processes: No Disclosure Necessary

Dependency upon Customers: No Disclosure Necessary

Employees

As of 6/3/2015, 2/28/2015, and 2/28/2014, the Company had two “employees”. Its two executive officers have been responsible for the operations of the Company on a consulting basis.

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

1.G.  Enforceability of Civil Liabilities

We are a British Columbia, Canada corporation and our principal executive office and all of our assets are located in Canada. Additionally, a number of our directors and executive officers are residents of Canada. It might not be possible for investors in the United States to collect judgments obtained in United States courts predicated on the civil liability provisions of U.S. securities legislation.  It could also be difficult to effect service of process in connection with any action brought in the United States upon such directors or executive officers. Execution by United States courts of any judgment obtained against us, or any of the directors, executive officers or experts identified in this prospectus or documents incorporated by reference herein, in United States courts would be limited to the assets, or the assets of such persons or corporations, as the case might be, in the United States.  The enforceability in Canada of United States judgments or liabilities in original actions in Canadian courts predicated solely upon the civil liability provisions of the federal securities laws of the United States is doubtful.

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

Risks Relating to Financial Condition

Bi-Optic Ventures Has Accumulated Losses Since Inception Which Raise Substantial Doubt About Its Ability To Continue As A Going Concern.

Since inception through 2/28/2015, the Company has incurred aggregate losses of $5,664,122.  Our losses from operations for the years ended 2/28/2015 and 2/28/2014 were $394,988 and $124,536, respectively.  There is no assurance that we will identify a profitable business to acquire or merge with and generate positive cash flow in the future.

The Auditors' Report on the 2/28/2015 financial statements includes an additional comment that states that there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

Bi-Optic Ventures’ History Of Operating Losses Is Likely To Lead To The Need For Additional, Potentially Unavailable, Financings And Related Problems.

The Company has a history of losses: $394,988 and $124,536 in Fiscal 2015 and Fiscal 2014, respectively. The Company requires significant additional funding to meet its long-term business objectives, unless the trend of losses is reversed.  The Company may not be able to obtain additional financing on reasonable terms, or at all.  If equity financing is required, then such financings could result in significant dilution to existing shareholders.  The Company has historically obtained the preponderance of its financing through the issuance of equity.  There are an unlimited number of authorized common shares.  The Company has no current plans to obtain financing through means other than equity financing and/or loans.  Such losses and the resulting need for external financings could result in losses of investment value.

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

The Company’s future acquisitions/mergers/joint-ventures and growth will depend on the efforts of its Directors (Harry Chew, Michael C. Withrow, and Brayden R. Sutton) and its Senior Management (President/CFO, Harry Chew; CEO, Michael C. Withrow; and Corporate Secretary, Brayden R. Sutton).  All management work for the Company on a part-time basis.  The Company has no key-man life insurance and there are no written agreements with them.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS: None

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s executive offices are located in rented premises of approximately 950 sq. ft. at 1030 West Georgia Street, Suite #1518, Vancouver, British Columbia, Canada V6E 2Y3.  Monthly rent is $2,500.  The Company began occupying this facility in September 2006.  On April 17, 2015, the Company entered into a premises lease agreement pursuant to which the Company is to pay a basic monthly rent of $2,350.  The term of the lease is from May 1, 2015 to April 30, 2016.

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

Table No. 1

NEX Board TSX Venture Exchange

Common Shares Trading Activity

Period Ended	Volume	High	Low	Closing
Quarterly
11/30/2014	11,480,900	$0.10	$0.01	$0.06
8/31/2014	2,790,000	$0.045	$0.025	$0.045
5/31/2014	4,936,960	$0.10	$0.005	$0.04
2/28/2014	1,165,968	$0.035	$0.005	$0.03
11/30/2013	110,950	$0.005	$0.005	$0.005
8/31/2013	35,000	$0.005	$0.005	$0.005
5/31/2013	488,741	$0.01	$0.005	$0.005
2/28/2013	1,000	$0.01	$0.01	$0.01

The following table lists the volume of trading and high, low and closing sales prices on the NASD Electronic OTC Bulletin Board for the Company's common shares for: the last eight fiscal quarters.  Trading started on 6/19/2003.  On 7/17/2012 the closing price was US$0.00 (last trade).

Table No. 2

NASD Electronic OTC Bulletin Board

Common Shares Trading Activity

Period Ended	Volume	High	Low	Closing
Quarterly
11/30/2014	nil
8/31/2014	nil
5/31/2014	nil
2/28/2014	nil
11/30/2013	nil
8/31/2013	nil
5/31/2013	nil
2/28/2013	nil

Stock Options

The Company does not have a written stock option plan in place currently.

No stock options were granted or exercised during Fiscal 2014 or Fiscal 2013.  As of 2/28/2015 and 6/3/2015, no stock options were outstanding.

Holders

The Company's common shares are issued in registered form and the following information is taken from the records of Computershare Trust Company of Canada (located in Vancouver, British Columbia, Canada), the registrar and transfer agent for the common shares.

On 6/3/2015, the shareholders' list for the Company's common shares showed 77 registered shareholders and 12,842,009 common shares outstanding.  59 of these shareholders were Canadian residents, holding 8,780,975 shares representing about 77% of the issued and outstanding common shares.  15 of these shareholders were U.S. residents, holding 3,060,524 shares representing about 19% of the issued and outstanding common shares.  3 of these shareholders were foreign residents, holding 1,000,510 shares representing about 4% of the issued and outstanding common shares.

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

Securities Authorized For Issuance Under Equity Compensation Plans: None

Use of Proceeds From Sales of Securities is for working capital

Recent Sales of Unregistered Securities

The Company relied on the exemptions from U.S. registration under Regulation S for the following private placements of securities:

Fiscal 2015	Private Placement	10,000,000	$500,000
Fiscal 2014	None
Fiscal 2013	None
Fiscal 2012	None
Fiscal 2011	Private Placement of Units	600,000	$600,000

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in the following table for the Company for: Fiscal 2015/2014/2013/2012/2011 was derived from the financial statements of the Company that have been audited by Saturna Group Chartered Accountants LLP.

The Company's financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with U.S. generally accepted accounting principles (GAAP).

The selected financial data should be read in conjunction with the financial statements and other financial data included elsewhere in this Annual Report.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the near future.

Table No. 3 Selected Financial Data Table (CDN$)
	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	2/28/2015	2/28/2014	2/28/2013	2/29/2012	2/28/2011
Revenue	$0	$0	$0	$0	$0
Net Loss	($394,988)	($124,536)	($174,101)	($147,257)	($294,893)
Basic/Diluted Loss Per Share	($0.08)	($0.06)	($0.08)	($0.07)	($0.16)
Dividends Per Share	$0	$0	$0	$0	$0
Working Capital (Deficit)	$235,815	($462,789)	($338,957)	($171,849)	($20,610)
Long-Term Obligations	$0	$0	$0	$0	$0
Total Assets	$281,776	$3,764	$6,876	$8,798	$27,796

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan Of Operations

Source of Funds for Fiscal 2015

The Company’s primary source of funds since incorporation has been through the issuance of common stock and loans.  The Company has had no revenue from operations to date and does not anticipate revenues in the foreseeable future.

The Company had a working capital of $235,815 at 2/28/2015.  The Company has had discussions with third parties about equity offerings and/or loans; but the talks as of 6/3/2015 were preliminary.

Use of Funds for Fiscal 2016

During Fiscal 2016, the Company estimates that it might expend $120,000 on general/administrative expenses; although, this figure is subject to uncertainties including potential acquisition.  It is impossible to precisely estimate the probable capital expenditures associated with any possible acquisitions that might be consummated during Fiscal 2016.

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

Liquidity and Capital Resources

Effective 12/12/2014, the Company closed a private placement of 10,000,000 units (the “Units”) at $0.05 per unit for proceeds of $500,000.  Each unit consisted of one common share and one transferable share purchase warrant.  Each share purchase warrant entitles the holder thereof to purchase an additional common share in the Company at a price of $0.15 for a period of one year from the date of closing.  The Company paid no finder’s fees in connection with this private placement.

Fiscal 2015 Ended 2/28/2015

Working capital was $235,815 at 2/28/2015.

Working capital deficit was $462,789 at 2/28/2014.

Cash used in fiscal 2015 operating activities totaled $393,164, including the $394,988 net loss; significant adjusting items were loss on settlement of related party debt of $197,698, amortization of $499 and a $196,373 net change in operating assets and liabilities.  Net cash provided by financing activities was $601,639, consisting of proceeds from issuance of common shares of $500,000, net advances of $101,710 from related parties, offset by the repayment of the $71 bank overdraft.  Net cash used in investing activities was $nil.

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

Results of Operations

Year Ended 2/28/2015

Operating expenses for fiscal 2015 ended 2/28/2015 were $197,290 compared to $124,536 for the previous year. “Consulting/management fees” were $56,125 vs. $38,544: ($30,000 vs. $30,000) incurred to Myntek Management Services Inc.; and ($26,125 vs. $8,544) paid to third parties, the increase relating to payments made this year to consultants for project investigation costs.  “Professional fees” increased by double ($74,372 vs. $38,941): ($24,000 vs. $24,000) incurred to Wynson Management Services Ltd.; and ($50,372 vs. $14,941) paid to third parties, the increase was due to increased due diligence expenses. “Office/rent/telephone” was increased ($38,821 vs. $32,923) as a result of increased corporate activity.

For fiscal 2015, there was a loss on settlement of related party debt ($197,698 vs. $Nil).

Net loss for fiscal 2015 was $394,988.  Loss per share was $0.08.

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

Net loss for fiscal 2014 was $124,536.  Loss per share was $0.06.

Off-Balance Sheet Arrangements: No Disclosure Necessary

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

ITEM 8.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. Financial Statements Year Ended February 28, 2015 (Expressed in Canadian dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bi-Optic Ventures Inc.

We have audited the accompanying balance sheets of Bi-Optic Ventures Inc. (the “Company”) as of February 28, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

June 1, 2015

BI-OPTIC VENTURES INC. Balance Sheets (expressed in Canadian dollars)

	February 28,	February 28,
	2015 $	2014 $

Assets

Current Assets

Cash	208,475	–
Amounts receivable	3,650	1,576
Prepaid expenses (Note 3)	68,400	438

Total Current Assets	280,525	2,014

Property and equipment (Note 4)	1,251	1,750

Total Assets	281,776	3,764

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Bank overdraft	–	71
Accounts payable	44,710	69,687
Due to related parties (Note 5)	–	395,045

Total Liabilities	44,710	464,803

Nature of operations and continuance of business (Note 1)
Subsequent event (Note 9)

Stockholders’ Equity (Deficit)

Common stock: unlimited common shares authorized without par value; 12,842,009 and 2,051,219 shares issued and outstanding, respectively	5,901,188	4,808,095

Deficit	(5,664,122)	(5,269,134)

Total Stockholders’ Equity (Deficit)	237,066	(461,039)

Total Liabilities and Stockholders’ Equity (Deficit)	281,776	3,764

Approved and authorized for issuance by the Board of Directors on June 1, 2015:

/s/ “Harry Chew”	/s/ “Michael Withrow”

Harry Chew, Director	Michael Withrow, Director

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. Statements of Operations (expressed in Canadian dollars)

	Year ended February 28,	Year ended February 28,
	2015	2014
	$	$

Expenses

Amortization	499	703
Consulting and management fees (Note 5)	56,125	38,544
Office, rent and telephone (Note 5)	38,821	32,923
Professional fees (Note 5)	74,372	38,941
Transfer agent and regulatory fees	18,301	13,016
Travel and promotion	9,172	409

Total Expenses	197,290	124,536

Loss Before Other Expense	(197,290)	(124,536)

Other Expense

Loss on settlement of related party debt (Note 6)	(197,698)	–

Net Loss	(394,988)	(124,536)

Net Loss Per Share, Basic and Diluted	(0.08)	(0.06)

Weighted Average Shares Outstanding	4,896,666	2,051,219

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

Statements of Stockholders’ Deficit

(expressed in Canadian dollars)

	Common Stock
	Shares	Amount	Deficit	Total
	#	$	$	$

Balance, February 28, 2013	2,051,219	4,808,095	(5,144,598)	(336,503)

Net loss for the year	–	–	(124,536)	(124,536)

Balance, February 28, 2014	2,051,219	4,808,095	(5,269,134)	(461,039)

Shares issued to settle related party debt	790,790	593,093	–	593,093

Shares issued at $0.05 per share pursuant to a private placement	10,000,000	500,000	–	500,000

Net loss for the year	–	–	(394,988)	(394,988)

Balance, February 28, 2015	12,842,009	5,901,188	(5,664,122)	237,066

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. Statements of Cash Flows (expressed in Canadian dollars)

	Year ended February 28,	Year ended February 28,
	2015	2014
	$	$

Operating Activities

Net loss	(394,988)	(124,536)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	499	703
Loss on settlement of related party debt	197,698	–

Changes in operating assets and liabilities:
Amounts receivable	(2,074)	2,380
Prepaid expenses	(67,962)	28
Accounts payable and accrued liabilities	(24,977)	1,399
Due to related parties	(101,360)	88,690

Net Cash Used in Operating Activities	(393,164)	(31,336)

Financing Activities

Bank overdraft	(71)	71
Proceeds from related parties	159,269	31,265
Repayment to related parties	(57,559)	–
Proceeds from issuance of common shares	500,000	–

Net Cash Provided by Financing Activities	601,639	31,336

Increase in Cash	208,475	–

Cash, Beginning of Year	–	–

Cash, End of Year	208,475	–

Non-cash Investing and Financing Activities:
Shares issued to settle related party debt	593,093	–

Supplemental Disclosures:
Interest paid	–	–
Income tax paid	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2015, the Company has no source of revenue and has accumulated losses of $5,664,122 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

(a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in Canadian dollars.

(b)

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of property and equipment, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Year ended February 28, 2014

(expressed in Canadian dollars)

2.

Summary of Significant Accounting Policies (continued)

(e)

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

As of February 28, 2015 and 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. The open taxation years range from 2012 to 2014. Tax authorities of Canada have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended February 28, 2015 and 2014, there were no charges for interest or penalties.

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

The Company’s financial instruments consist principally of cash, amounts receivable, bank overdraft, accounts payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(i)

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at February 28, 2015 and 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements

(j)

Loss per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As at February 28, 2015, the Company had 10,000,000 (2014 – nil) potentially dilutive shares.

BI-OPTIC VENTURES INC.

Notes to the Financial Statements

Year ended February 28, 2014

(expressed in Canadian dollars)

2.

Summary of Significant Accounting Policies (continued)

(k)

Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the year ended February 28, 2015, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Prepaid Expenses

	2015 $	2014 $

Consulting fees	30,000	–
Management fees (Note 5(a))	10,500	–
Professional fees (Note 5(c))	8,400	–
Rent and administrative fees (Note 5(b))	19,500	–
Filing fees	–	438

	68,400	438

4.

Property and Equipment

	Cost $	Accumulated Amortization $	2015 Net Carrying Value $	2014 Net Carrying Value $

Computer equipment	9,238	8,196	1,042	1,488
Furniture and equipment	6,932	6,723	209	262

	16,170	14,919	1,251	1,750

5.

Related Party Transactions

(a)

During the year ended February 28, 2015, the Company incurred $30,000 (2014 - $30,000) in management fees to a company controlled by the President of the Company. As at February 28, 2015, prepaid expenses include a prepayment of $10,500 (2014 – $nil).

(b)

During the year ended February 28, 2015, the Company incurred $30,000 (2014 - $30,000) in rent and administrative services to a company controlled by the President and a director of the Company. As at February 28, 2015, prepaid expenses include a prepayment of $19,500 (2014 – $nil).

(c)

During the year ended February 28, 2015, the Company incurred $24,000 (2014 - $24,000) in professional fees to a company controlled by a director. As at February 28, 2015, prepaid expenses include a prepayment of $8,400 (2014 – $nil).

(d)

As at February 28, 2015, an amount of $nil (2014 - $53,890) is owed to the spouse of the President of the Company which is non-interest bearing, unsecured, and due on demand. Refer to Note 6(d).

(e)

As at February 28, 2015, an amount of $nil (2014 - $100,335) is owed to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand. Refer to Note 6(a).

BI-OPTIC VENTURES INC.

Notes to the Financial Statements

Year ended February 28, 2014

(expressed in Canadian dollars)

5.

Related Party Transactions (continued)

(f)

As at February 28, 2015, an amount of $nil (2014 - $163,960) is owed to a company controlled by the President and a director of the Company which is non-interest bearing, unsecured, and due on demand. Refer to Note 6(b).

(g)

As at February 28, 2015, an amount of $nil (2014 - $76,860) is owed to a company controlled by a director of the Company which is non-interest bearing, unsecured, and due on demand. Refer to Note 6(c).

(h)

In March 2014, the Company received loan proceeds of $53,760 from the spouse of a director of the Company. On April 7, 2014, the Company issued shares to settle the amount owing. Refer to Note 6(e).

6.

Share Capital

(a)

On April 7, 2014, the Company issued 105,470 shares of common stock with a fair value of $79,103 to settle debt of $52,735 owed to a company controlled by the President of the Company. This resulted in a loss on settlement of debt of $26,368. Refer to Note 5(e).

(b)

On April 7, 2014, the Company issued 328,620 shares of common stock with a fair value of $246,646 to settle debt of $164,310 owed to a company controlled by the President and a director of the Company. This resulted in a loss on settlement of debt of $82,155. Refer to Note 5(f).

(c)

On April 7, 2014, the Company issued 46,200 shares of common stock with a fair value of $34,650 to settle debt of $23,100 owed to a company controlled by a director of the Company. This resulted in a loss on settlement of debt of $11,550. Refer to Note 5(g).

(d)

On April 7, 2014, the Company issued 202,980 shares of common stock with a fair value of $152,235 to settle debt of $101,490 owed to the spouse of the President of the Company. This resulted in a loss on settlement of debt of $50,745. Refer to Note 5(d).

(e)

On April 7, 2014, the Company issued 107,520 shares of common stock with a fair value of $80,640 to settle debt of $53,760 owed to the spouse of a director of the Company. This resulted in a loss on settlement of debt of $26,880. Refer to Note 5(h).

(f)

On October 22, 2014, the Company effected a ten-for-one reverse split of its issued and outstanding common shares. All share amounts have been restated on a retroactive basis.

(g)

On December 12, 2014, the Company issued 10,000,000 units at $0.05 per unit for proceeds of $500,000. Of this amount, the Company issued 400,000 units to the spouse of the President of the Company for proceeds of $20,000 and 100,000 units to the spouse of a director of the Company for proceeds of $5,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.15 per share expiring on December 12, 2015.

7.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, February 28, 2013 and 2014	–	–

Issued	10,000,000	0.15

Balance, February 28, 2015	10,000,000	0.15

BI-OPTIC VENTURES INC.

Notes to the Financial Statements

Year ended February 28, 2014

(expressed in Canadian dollars)

7.

Share Purchase Warrants (continued)

As at February 28, 2015, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date
10,000,000	0.15	December 12, 2015

8.

Income Taxes

The Company is subject to Canadian federal and provincial income taxes at a combined rate of 26% (2014 – 25.92%). The reconciliation of the provision for income taxes at the combined Canadian federal and provincial statutory rate compared to the Company’s income tax expense as reported is as follows:

	2015 $	2014 $

Income tax recovery computed at the statutory rate	(102,697)	(32,280)

Permanent differences and other	373	50
Expiry of non-capital loss	74,592	–
Change in enacted tax rates	–	(24,325)
Change in valuation allowance	27,732	56,555

Income tax provision	–	–

Significant components of the Company’s deferred income tax assets as at February 28, 2015 and 2014, after applying enacted corporate income tax rates, are as follows:

	2015 $	2014 $

Deferred income tax assets

Non-capital losses carried forward	628,701	599,255
Net capital losses carried forward	54,371	54,371
Property and equipment	6,838	6,709
Share issuance costs	–	1,843
Valuation allowance	(689,910)	(662,178)

Net deferred income tax asset	–	–

As at February 28, 2015, the Company has non-capital losses carried forward of $2,418,080 which are available to offset future years’ taxable income. These losses expire as follows:

$

2026	198,629
2027	408,015
2028	299,166
2029	225,446
2030	112,200
2031	303,376
2032	156,255
2033	184,110
2034	130,735
2035	400,148

2,418,080

BI-OPTIC VENTURES INC.

Notes to the Financial Statements

Year ended February 28, 2014

(expressed in Canadian dollars)

9.

Subsequent Event

On April 17, 2015, the Company entered into a premises lease agreement pursuant to which the Company is to pay a basic monthly rent of $2,350. The term of the lease is from May 1, 2015 to April 30, 2016.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: No Disclosure Necessary

ITEM 9A.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of the Chief Executive Officer, the Company has evaluated its disclosure controls and procedures as of February 28, 2015, and concluded the disclosure controls and procedures were not effective, due to the material weaknesses in internal control over financial reporting described below, to ensure that information the Company is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2015 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of February 28, 2015.

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

c.  Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2015 that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

Table No. 4
Directors and Executive Officers
June 3, 2015
Name	Positions	Age	Date First Elected or Appointed
Harry Chew (1)(2)(3)	President/CFO/Director	54	February 1999
Michael C. Withrow (1)(2)(4)	CEO/Director	53	December 2014
Brayden R. Sutton (1)(2)(5)	Corporate Secretary/Director	30	May 2015
(1) All business addresses: c/o Bi-Optic Ventures Inc. 1030 West Georgia, #1518 Vancouver, British Columbia, Canada V6E 2Y3
(2) Member of Audit Committee.
(3) He spends about 25% of his time on the affairs of the Company. Director and CFO since February 1999;
(4) He spends about 25% of his time on the affairs of the Company. Director since December 2014; CEO since May 2015
(5) He spends about 20% of his time on the affairs of the Company. Director and Corporate Secretary since May 2015.

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

Michael C. Withrow, who served as Chief Executive Officer of Abattis Bioceuticals Corp. from February 2011 to February 2015, has been involved in early stage structuring and development of bio-tech companies over the past 10 years. During this time, Mr. Withrow served as Vice President of Business Development of two nutraceutical companies with commercialized products in the market. He has an in-depth knowledge of Intellectual Property and the patent process, supplement innovation, ingredients and is well connected in the ingredients and natural health product industry and vast network of professionals in the medicinal botanical industry. Mr. Withrow serves as a Board Member of the Saskatoon Berry Council of Canada, and brings with him with over 25 years of experience in public markets.

Brayden R. Sutton brings over a decade of capital markets expertise to the Bi Optic Board. He has led various initiatives in multiple sectors and has been involved with numerous public offerings, IPOs and mergers. He has a proven history in business development and specializes in finding high-growth businesses and bringing them into revenue and profitability. Mr. Sutton served as the Vice President of Supreme Pharmaceuticals Inc., is the founder of Cannabis Health Sciences Inc., which owns and operates the Cannabis Health Journal (CannabisHealth.com) and is currently the VP of Business Development for Invictus MD Strategies Corp.

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

The Board has delegated to the President/Chief Financial Officer and the Chief Executive Officer responsibility for the day-to-day management of the business of the Company. Matters of policy and issues outside the normal course of business are brought before the Board for its review and approval, along with all matters dictated by statute and legislation requiring Board review and approval.  The President/CFO, the CEO and the Executive Officers review the Company’s progress in relation to the current operating plan at in-person Board meetings.  The Board meets on a regular basis with and without management present. Financial, operational and strategic issues facing the Company are reviewed, monitored and approved at the Board meetings.

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

Board Meetings and Committees; Annual Meeting Attendance

During Fiscal 2015, the Board of Directors held three regularly scheduled meetings, and one special and telephone meetings.  For various reasons, Board members may not be able to attend a Board meeting; all Board members are provided information related to each of the agenda items before each meeting, and, therefore, can provide counsel outside the confines of regularly scheduled meetings.  No director attended fewer than 75% of the aggregate of: (1) the total number of meetings of the Board of Directors, while he was a Director; and (2) the total number of meetings of committees of the Board of Directors on which the director served.  Directors are encouraged to attend annual meetings of our stockholder; all but one of the directors attended the August 2012 annual shareholders meeting.

The following sets out the attendance records of our Board members during Fiscal 2015:

Name	Board of Director Meetings	Audit Committee Meetings
Harry Chew	4 of 4	4 of 4
Sonny Chew (former Director)	4 of 4	4 of 4
Terrance Owen (former Director)	3 of 4	3 of 4
Michael Withrow	1 of 4	1 of 4

Nominating Committee and Compensation Committee

The Company does not have a Nominating Committee.  The entire Board of Directors is responsible for screening potential director candidates and recommending qualified candidates for nomination as members of the Board of Directors. In evaluating potential director candidates, the Board of Directors considers recommendations of potential candidates from incumbent directors, management and stockholders.  Any recommendation submitted by a stockholder to the Board of Directors must include the same information concerning the potential candidate and the stockholder, and must have been received in the required time frame described herein for the August 2015 Annual meeting.

The Company does not have a Compensation Committee.  The entire Board of Directors is responsible for the compensation of the Company’s executive officers and to administer all incentive compensation plans and equity-based plans of the Company, including the plans under which Company securities may be acquired by directors, executive officers, employees and consultants.

Audit Committee

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The current members of the Audit Committee are: Harry Chew, Michael Withrow, and Brayden R. Sutton.  The Audit Committee met four times in fiscal 2015 and has met once during fiscal 2016 to date.

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

Shareholder Communications With the Board

Historically, the Company has adopted an informal process for stockholder communications with the Board by providing an e-mail address and phone numbers available on the SEDAR.   Every effort has been made to ensure that the views of stockholders are heard by the Board, or individual directors as applicable, and that appropriate responses are provided to the stockholder in a timely manner. Stockholders wishing to communicate at any time with the Board of Directors, or a specific member of the Board, may do so by writing the Board or a specific member of the Board by delivering correspondence in person or by mail to: The Board of Directors, c/o Brayden R. Sutton, Corporate Secretary, 1030 West Georgia Street, #1518, Vancouver, British Columbia, Canada V6E 2Y3.  Communication(s) directed to the Board or a specific Board member will be relayed unopened to the intended Board member(s).

Further, Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company.  The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders. Two of our directors attended our Annual Meeting in August 2014.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2015, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

Executive Officer Compensation

The following table sets forth the summary of compensation earned during Fiscal 2014 through Fiscal 2015 by the Company’s Chief Executive Officer and its other named Executive Officers, and Directors.

Table No. 5
Summary Compensation Table
Executive Officers and Directors
Director Name	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change In Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	TOTAL
Harry Chew (1) President/CFO Director	2015 2014 2013	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$30,000 $30,000 $30,000	$30,000 $30,000 $30,000
Sonny Chew (2) Secretary/Director	2015 2014 2013	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$24,000 $24,000 $24,000	$24,000 $24,000 $24,000
Michael Withrow (3) Chairman/Director	2015 2014 2013	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$nil $nil $nil	$nil $nil $nil
Brayden Sutton (4) Secretary/Director	2015 2014 2013	$nil $nil $nil	$nil $nil $nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$nil $nil $nil	$nil $nil $nil
(1) All Other Compensation reflects “management fees” and “professional fees” paid to a private company controlled by Harry Chew.
(2) All Other Compensation reflects “management fees” and “professional fees” paid to a private company controlled by Sonny Chew. Ceased being a Director and Corporate Secretary in May 2015.
(3) Appointed a Director December 2014 and CEO in May 2015.
(4) Appointed a Director and Corporate Secretary in May 2015.

Stock Options

The Company does not have a written stock option plan in place currently.

No stock options were granted or exercised during fiscal 2015 or fiscal 2014.

No stock options expired unexercised during fiscal 2015 or fiscal 2014.

As of 6/3/2015, no stock options were outstanding.

Harry Chew, President/CFO/Director; Written Management Agreement

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

Change of Control Remuneration

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2015 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Executive Officer.

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

Pension/Retirement Benefits

No funds were set aside or accrued by the Company during Fiscal 2015 to provide pension, retirement or similar benefits for Directors or Executive Officers.

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

Table No. 6
Shareholdings of 5% Shareholders
Shareholdings of Directors and Executive Officers
June 3, 2015
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Harry Chew (1)	141,398	1.10%
Common	Michael C. Withrow	1,900,000	14.80%
Common	Brayden R. Sutton	260,000	2.02%
	TOTAL	2,301,398	17.92%

(1) 31,583 shares are held indirectly by Pacific Paragon Investment Fund

    Ltd., a private company controlled 45% by the spouse of Mr. Harry Chew and 45% by Mrs. Jodie Nitta and 10% by Mrs. Winnie Chew

    30,000 shares are held indirectly by Pacific Paragon Capital

    Group Ltd., a private company controlled 25% by Mr. Sonny Chew and 75%

    by Mr. Harry Chew, and 20,290 shares are held indirectly by Myntek

    Management Services Inc., a private company controlled 50% by the spouse of Mr. Harry Chew and 50% by Mr. Harry Chew.

# Based on 12,842,009 shares outstanding as of 6/3/2015.

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

Certain Relationships and Related Transactions

Sonny Chew, Corporate Secretary/Director.  During fiscal 2015, the Company incurred $24,000 (FY2014 = $24,000) to Wynson Management Services Ltd., a private company controlled by Sonny Chew, Corporate Secretary and a Director of the Company, and his spouse, for bookkeeping and accounting services.

Harry Chew, President/CFO/Director.  The Company has a management contract dated 5/1/2000 with Myntek Management Services Inc., a private British Columbia company owned as to 50% by Harry Chew, President/CEO/CFO and a Director of the Company and 50% by his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus reasonable expenses related to the performance of its duties.  For the fiscal years ended 2/28/2015 and 2/28/2014, management fees in the amount of $30,000 were incurred in each year to Myntek Management Services Inc.

During fiscal 2015, the Company incurred rent and administrative services of $30,000 (FY2014 = $30,000) to Pacific Paragon Capital Group Ltd., a private company controlled Harry Chew and Sonny Chew.

As at 2/28/2015 and 2/28/2014, $Nil and $53,890 was owed to the spouse of Harry Chew, respectively. The entire balance was without interest, unsecured and due on demand. On April 7, 2014, the Company issued 202,980 common shares with a fair value of $152,235 to settle debt of $101,490.

As at 2/28/2015 and 2/28/2014, $Nil and $100,335 was owed to a company controlled by Harry Chew, respectively, and was without interest, unsecured and due on demand. On April 7, 2014, the Company issued 105,470 common shares with a fair value of $79,103 to settle debt of $52,735.

As at 2/28/2015 and 2/28/2014, $Nil and $163,960 was owed to a company controlled by Harry Chew and Sonny Chew, respectively, and was without interest, unsecured and due on demand. On April 7, 2014, the Company issued 328,620 common shares with a fair value of $246,646 to settle debt of $164,310.

As at 2/28/2015 and 2/28/2014, $Nil and $76,860 was owed to Wynson Management Services Ltd., a company controlled by Sonny Chew and his spouse, respectively, and was without interest, unsecured and due on demand. On April 7, 2014, the Company issued 46,200 common shares with a fair value of $34,650 to settle debt of $23,100.

In March 2014, the Company received loan proceeds of $53,760 from the spouse of a director of the Company.  On April 7, 2014, the Company issued 107,520 common shares with a fair value of $80,640 to settle debt of $53,760.

Other than described above, there have been no transactions since 2/28/2014, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICE

Professional services were rendered by Saturna Group Chartered Accountants LLP for Fiscal 2015 and Fiscal 2014.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and for the review of the financial statements, included in the Company’s quarterly reports on Form 10-Q, for the fiscal years ended 2/28/2015 and 2/28/2014 were $10,500 and $10,500 respectively.

Audit Related Fees

The Company incurred $nil and $nil fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred fees totaling $525 and $525 during the fiscal years ended 2/28/2015 and 2/28/2014, respectively, for professional services rendered by the Company’s principal accountant for tax compliance.

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

3.2.  By-Laws (Incorporated by reference to our previous filings)

10.  Material Contracts (Incorporated by reference to our previous filings)

14.  Code of Ethics (Incorporated by reference to our previous filings)

31.1. Certification of the Chief Executive Officer

      Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act

31.2. Certification of the Chief Financial Officer

      Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act

32.1. Certification of Chief Executive Officer

      pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act

32.2. Certification of Chief Financial Officer

      pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act

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

Bi-Optic Ventures Inc. --– SEC File # 000-49685

Registrant

Dated: June 9, 2015 By /s/ Harry Chew
Harry Chew, President/CFO/Director

Dated: June 9, 2015 By /s/ Michael C. Withrow
Michael C. Withrow, CEO/Director

38