Form 10-Q
period 2015-05-31
BI-OPTIC VENTURES INC
filed 2015-07-15
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended May 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 07/14/2015: 12,842,009 Common Shares w/o par value

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. Financial Statements Three Months Ended May 31, 2015 (Expressed in Canadian dollars) (unaudited)

BI-OPTIC VENTURES INC. Balance Sheets (expressed in Canadian dollars)
	May 31,	February 28,
	2015 $ (unaudited)	2015 $ (audited)

Assets

Current Assets

Cash	135,412	208,475
Amounts receivable	2,975	3,650
Prepaid expenses (Note 3)	38,729	68,400

Total Current Assets	177,116	280,525

Property and equipment (Note 4)	1,163	1,251

Total Assets	178,279	281,776

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Accounts payable	34,856	44,710

Total Liabilities	34,856	44,710

Going Concern (Note 1)

Stockholders’ Equity

Common stock: unlimited common shares authorized without par value; 12,842,009 shares issued and outstanding	5,901,188	5,901,188

Deficit	(5,757,765)	(5,664,122)

Total Stockholders’ Equity	143,423	237,066

Total Liabilities and Stockholders’ Equity	178,279	281,776

Approved and authorized for issuance by the Board of Directors on July 14, 2015:

/s/ “Harry Chew”	/s/ “Michael Withrow”

Harry Chew, Director	Michael Withrow, Director

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. Statements of Operations (expressed in Canadian dollars) (Unaudited)
	Three months ended May 31,	Three months ended May 31,
	2015	2014
	$	$

Expenses

Amortization	88	125
Consulting and management fees (Note 5)	54,711	9,125
Office, rent and telephone (Note 5)	11,436	7,787
Professional fees (Note 5)	25,032	13,224
Transfer agent and regulatory fees	2,376	1,592
Travel and promotion	–	6,130

Total Expenses	93,643	37,983

Loss Before Other Expense	(93,643)	(37,983)

Other Expense

Loss on settlement of related party debt	–	(197,697)

Net Loss	(93,643)	(235,680)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.09)

Weighted Average Shares Outstanding	12,842,009	2,515,383

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC. Statements of Cash Flows (expressed in Canadian dollars)
	Three months ended May 31,	Three months ended May 31,
	2015	2014
	$	$

Operating Activities

Net loss	(93,643)	(235,680)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	88	125
Loss on settlement of related party debt	–	197,697

Changes in operating assets and liabilities:
Amounts receivable	675	204
Prepaid expenses	29,671	–
Accounts payable and accrued liabilities	(9,854)	4,205
Due to related parties	–	22,051

Net Cash Used in Operating Activities	(73,063)	(11,398)

Financing Activities

Bank overdraft	–	(71)
Proceeds from related parties	–	114,060
Repayment to related parties	–	(101,360)

Net Cash Provided by Financing Activities	–	12,629

Increase in Cash	(73,063)	1,231

Cash, Beginning of Year	208,475	–

Cash, End of Year	135,412	1,231

Non-cash Investing and Financing Activities:
Shares issued to settle related party debt	–	593,093

Supplemental Disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

BI-OPTIC VENTURES INC.

Notes to the Financial Statements

Three months ended May 31, 2015

(expressed in Canadian dollars)

(unaudited)

1.

Basis of Presentation

The accompanying financial statements of Bi-Optic Ventures Inc. (the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2015, the Company has no source of revenue and has accumulated losses of $5,757,765 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

(a)

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at May 31, 2015 and February 28, 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements

(b)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

3.

Prepaid Expenses

	May 31, 2015 $	February 28, 2015 $

Consulting fees	–	30,000
Filing fees	437	–
Management fees (Note 5(a))	4,125	10,500
Professional fees (Note 5(c))	3,100	8,400
Rent and administrative services (Note 5(b))	31,067	19,500

	38,729	68,400

BI-OPTIC VENTURES INC.

Notes to the Financial Statements

Three months ended May 31, 2015

(expressed in Canadian dollars)

(unaudited)

4.

Property and Equipment

	Cost $	Accumulated Amortization $	May 31, 2015 Net Carrying Value $	February 28, 2015 Net Carrying Value $

Computer equipment	9,238	8,274	964	1,042
Furniture and equipment	6,932	6,733	199	209

	16,170	15,007	1,163	1,251

5.

Related Party Transactions

(a)

During the three months ended May 31, 2015, the Company incurred $7,500 (2014 - $7,500) in management fees to a company controlled by the President of the Company. As at May 31, 2015, prepaid expenses include a prepayment of $4,125 (February 28, 2015 - $10,500).

(b)

During the three months ended May 31, 2015, the Company incurred $7,500 (2014 - $7,500) in rent and administrative services to a company controlled by the President and a former director of the Company. As at May 31, 2015, prepaid expenses include a prepayment of $25,275 (February 28, 2015 - $19,500).

(c)

During the three months ended May 31, 2015, the Company incurred $6,000 (2014 - $6,000) in professional fees to a company controlled by a former director of the Company. As at May 31, 2015, prepaid expenses include a prepayment of $2,100 (February 28, 2015 - $8,400).

6.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, February 28, 2015 and May 31, 2015	10,000,000	0.15

As at May 31, 2015, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date
10,000,000	0.15	December 12, 2015

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 5/31/2015 had an accumulated deficit of $5,757,765.

Operating expenses for the three months ended 5/31/2015 were $93,643 compared to $37,983 for the same period last year.  Consulting/management fees were higher ($54,711 vs. $9,125).  Professional fees were also higher ($25,032 vs. $13,224). “Office/rent/telephone” increased ($11,436 vs. $7,787).  Net loss was significantly lower, ($63,643 vs. $235,680) mainly due to the $197,697 loss on the settlement of debts to related parties in the same period last year.  Net loss per share was $0.01 vs $0.09 in the prior year period.

Liquidity and Capital Resources

The Company had working capital of $142,260 at 5/31/15, compared to working capital of $235,815 at 2/28/2015.  Net cash used in operating activities for the three months ended 5/31/15 was $73,062 vs. $11,398 in the prior year period. The Company had no investing activities. Net cash provided by financing activities for the three months ended 5/31/15 was $nil versus $12,629 in the prior year period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this interim report on Form 10-Q, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of May 31, 2015, and concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in our annual report on Form 10-K for the year ended February 28, 2015.

Changes in Internal Control/Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION

         a.  Reports on Form 8-K:

               No Disclosure Necessary

         b.  Information required by Item 407(C)(3) OF Regulation S-K:

               No Disclosure Necessary

ITEM 6.  EXHIBITS

Exhibit 31.1

Certification required by Rule 13a-14(a) or Rule 15d-14(a), CEO

Certification required by Rule 13a-14(a) or Rule 15d-14(a), CFO

Exhibit 32.1

Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, CEO

Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, CFO

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: July 15, 2015          /s/ Michael Withrow

                                Michael Withrow, CEO/Director