Form 10-Q
period 2015-08-31
BI-OPTIC VENTURES INC
filed 2015-10-15
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the quarterly period ended August 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of 10/14/2015: 12,842,009 Common Shares w/o par value

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BI-OPTIC VENTURES INC. Condensed Financial Statements Six Months Ended August 31, 2015 (Expressed in Canadian dollars) (unaudited)

BI-OPTIC VENTURES INC.

Condensed Balance Sheets

(expressed in Canadian dollars)

	August 31,	February 28,
	2015 $	2015 $
	(unaudited)

Assets

Current Assets

Cash	112,906	208,475
Amounts receivable	2,321	3,650
Prepaid expenses and deposits (Note 3)	24,192	68,400

Total Current Assets	139,419	280,525

Property and equipment (Note 4)	1,074	1,251

Total Assets	140,493	281,776

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable	34,389	44,710
Due to related parties (Note 5)	7,950	–

Total Liabilities	42,339	44,710

Going Concern (Note 1)
Subsequent Event (Note 7)

Stockholders’ Equity

Common stock: unlimited common shares authorized without par value: 12,842,009 shares issued and outstanding	5,901,188	5,901,188

Deficit	(5,803,034)	(5,664,122)

Total Stockholders’ Equity	98,154	237,066

Total Liabilities and Stockholders’ Equity	140,493	281,776

(The accompanying notes are an integral part of these condensed financial statements)

BI-OPTIC VENTURES INC.

Condensed Statements of Operations

(expressed in Canadian dollars)

(Unaudited)

	Three months ended August 31,	Three months ended August 31,	Six months ended August 31,	Six months ended August 31,
	2015	2014	2015	2014
	$	$	$	$

Expenses

Amortization	89	125	177	249
Consulting and management fees (Note 5)	7,500	9,125	62,211	18,250
Office, rent and telephone (Note 5)	18,848	8,793	30,284	16,580
Professional fees (Note 5)	14,980	16,912	40,012	30,137
Transfer agent and regulatory fees	3,852	7,077	6,228	8,669
Travel and promotion	–	2,096	–	8,226

Total Expenses	45,269	44,128	138,912	82,111

Loss Before Other Expense	(45,269)	(44,128)	(138,912)	(82,111)

Other Expense

Loss on settlement of related party debt (Note 5)	–	–	–	(197,697)

Net Loss	(45,269)	(44,128)	(138,912)	(279,808)

Net Loss Per Share, Basic and Diluted	–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding	12,842,009	28,420,135	12,842,009	26,786,982

(The accompanying notes are an integral part of these condensed financial statements)

BI-OPTIC VENTURES INC.

Condensed Statements of Cash Flows

(expressed in Canadian dollars)

(Unaudited)

	Six months ended August 31,	Six months ended August 31,
	2015	2014
	$	$

Operating Activities

Net loss	(138,912)	(279,808)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	177	249
Loss on settlement of related party debt	–	197,697

Changes in operating assets and liabilities:
Amounts receivable	1,329	(696)
Prepaid expenses and deposits	44,208	(2,404)
Accounts payable and accrued liabilities	(10,321)	8,126
Due to related parties	7,950	44,100

Net Cash Used in Operating Activities	(95,569)	(32,736)

Financing Activities

Bank overdraft	–	506
Proceeds from related parties	–	136,190
Repayment to related parties	–	(103,960)

Net Cash Provided by Financing Activities	–	32,736

Decrease in Cash	(95,569)	–

Cash, Beginning of Period	208,475	–

Cash, End of Period	112,906	–

Non-cash Investing and Financing Activities:
Shares issued to settle related party debt	–	593,093

Supplemental Disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

BI-OPTIC VENTURES INC.

Notes to the Condensed Financial Statements

August 31, 2015

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2015, the Company has no source of revenue and has accumulated losses of $5,803,034 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Significant Accounting Policies

(a)

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2015 and February 28, 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(b)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.  Prepaid Expenses and Deposits

	August 31, 2015 $	February 28, 2015 $

Consulting fees	–	30,000
Management fees (Note 5(c))	–	10,500
Professional fees (Note 5(e))	1,000	8,400
Rent and administrative services (Note 5(d))	23,192	19,500

	24,192	68,400

BI-OPTIC VENTURES INC.

Notes to the Condensed Financial Statements

August 31, 2015

(expressed in Canadian dollars)

(unaudited)

4.  Property and Equipment

	Cost $	Accumulated Amortization $	August 31, 2015 Net Carrying Value $	February 28, 2015 Net Carrying Value $
Computer equipment	9,238	8,353	885	1,042
Furniture and equipment	6,932	6,743	189	209
	16,170	15,096	1,074	1,251

5.  Related Party Transactions

(a)

As at August 31, 2015, the amount of $3,750 (February 28, 2015 - $nil) is owed to a company controlled by the President of the Company which is non-interest bearing, unsecured, and due on demand.

(b)

As at August 31, 2015, the amount of $4,200 (February 28, 2015 - $nil) is owed to a company controlled by a former director of the Company which is non-interest bearing, unsecured, and due on demand.

(c)

During the six months ended August 31, 2015, the Company incurred $15,000 (2014 - $15,000) in management fees to a company controlled by the President of the Company. As at August 31, 2015, prepaid expenses include a prepayment of $nil (February 28, 2015 - $10,500).

(d)

During the six months ended August 31, 2015, the Company incurred $15,000 (2014 - $15,000) in rent and administrative services to a company controlled by the President and a director of the Company. As at August 31, 2015, prepaid expenses include a prepayment of $17,400 (February 28, 2015 - $19,500).

(e)

During the six months ended August 31, 2015, the Company incurred $12,000 (2014 - $12,000) in professional fees to a company controlled by a director. As at August 31, 2015, prepaid expenses include a prepayment of $nil (February 28, 2015 – $8,400).

(f)

On April 7, 2014, the Company issued 1,054,700 shares of common stock with a fair value of $79,102 to settle debt of $52,735 owed to a company controlled by the President of the Company. This resulted in a loss on settlement of debt of $26,367 for the six months ended August 31, 2014.

(g)

On April 7, 2014, the Company issued 3,286,200 shares of common stock with a fair value of $246,465 to settle debt of $164,310 owed to a company controlled by the President and a director of the Company. This resulted in a loss on settlement of debt of $82,155 for the six months ended August 31, 2014.

(h)

On April 7, 2014, the Company issued 462,000 shares of common stock with a fair value of $34,650 to settle debt of $23,100 owed to a company controlled by a director of the Company. This resulted in a loss on settlement on debt of $11,550 for the six months ended August 31, 2014.

(i)

On April 7, 2014, the Company issued 2,029,800 shares of common stock with a fair value of $152,236 to settle debt of $101,491 owed to the spouse of the President of the Company. This resulted in a loss on settlement of debt of $50,745 for the six months ended August 31, 2014.

(j)

On April 7, 2014, the Company issued 1,075,200 shares of common stock with a fair value of $80,640 to settle debt of $53,760 owed to the spouse of a director of the Company. This resulted in a loss on settlement of debt of $26,880 for the six months ended August 31, 2014.

BI-OPTIC VENTURES INC.

Notes to the Condensed Financial Statements

August 31, 2015

(expressed in Canadian dollars)

(unaudited)

6.  Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, February 28, 2015 and August 31, 2015	10,000,000	0.15

As at August 31, 2015, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date
10,000,000	0.15	December 12, 2015

7.

Subsequent Event

On October 1, 2015, the Company entered into an asset purchase agreement with Growthstar Technologies Inc., Ultimate Energy Savings Canada Inc., and Robert Huston (the "Vendors"). The Vendors operate a business in which they develop and market LED lighting technology, for use by the agricultural industry, retail consumers, wholesale buyers and government agencies. The Company will acquire the accounts receivable, inventory, equipment, and intellectual property from the Vendors by paying $60,000 and issuing 1,500,000 common shares. The Company intends to change its name to Arcturus Growthstar Technologies Inc. upon closing of this acquisition.

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

Results of Operations

The Company has not had any sources of revenue to date and has financed its activities substantially through equity financing.  The Company has incurred net losses each year since inception and, as of 8/31/2015 had an accumulated deficit of $5,803,034.

Operating expenses for the six months ended 8/31/2015 were $138,912 compared to $82,111 for the same period last year.  Consulting/management fees were higher ($62,211 vs. $18,250).  Professional fees were also higher ($40,012 vs. $30,137). “Office/Rent/Telephone” increased ($30,284 vs. $16,580).  Net loss was significantly lower, ($138,912 vs. $279,808) mainly due to the $197,697 loss on the settlement of debts to related parties in the comparable period in 2014.  Loss per share was $0.01 vs $0.01 in the prior year period.

Liquidity and Capital Resources

The Company had working capital of $97,080 at 8/31/15, compared to $235,815 at 2/28/2015. The working capital decreased due to payment of operating expenditures.  Net cash used in operating activities for the six months ended 8/31/15 was $95,569 vs. $32,736 in the prior year period. Net cash used in investing activities for the six months ended 8/31/15 was $nil versus $nil in the prior year period.  Net cash provided by financing activities for the six months ended 8/31/15 was $nil versus $32,736 in the prior year period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         No Disclosure Necessary

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As required by Rule 13(a)-15 under the Exchange Act, in connection with this interim report on Form 10-Q, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of August 31, 2015, and concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described in our annual report on Form 10-K for the year ended February 28, 2015.

Changes in Internal Control/Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bi-Optic Ventures Inc. -– SEC File No. 000-49685

Registrant

Date: October 15, 2015          /s/ Michael Withrow

                                Michael Withrow, CEO/Director