Form 10-Q
period 2015-11-30
BI-OPTIC VENTURES INC
filed 2016-01-19
CIK 1168960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 000-49685

Bi-Optic Ventures Inc.

(Exact name of registrant as specified in its charter)

British Columbia	n/a
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5-9079 Shaughnessy Street, Vancouver, British Columbia,	V6P 6R9
(Address of principal executive offices)	(Zip Code)

604 689-2646

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [X] YES [  ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [  ] YES [  ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

12,842,009 common shares issued and outstanding as of January 18, 2016.

BI-OPTIC VENTURES INC.

Form 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3. Quantitative and Qualitative Disclosures About Market Risk

22

Item 4. Controls and Procedures

22

PART II – OTHER INFORMATION

23

Item 1. Legal Proceedings

23

Item 1A. Risk Factors

23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3. Defaults Upon Senior Securities

23

Item 4. Mining Safety Disclosures

23

Item 5. Other Information

23

Item 6. Exhibits

24

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim condensed financial statements for the three and nine month periods ended November 30, 2015 form part of this quarterly report. They are stated in Canadian Dollars (CDN$) and are prepared in accordance with United States generally accepted accounting principles.

MANAGEMENT'S COMMENTS ON UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X. These unaudited interim condensed financial statements should be read in conjunction with the financial statements of the Company for the year ended February 28, 2015 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on June 9, 2015. Notes to the condensed financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K have been omitted. In the opinion of management, the unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are necessary to present fairly the financial position and the results of operations for the interim periods presented herein. Unaudited interim results are not necessarily indicative of the results for the full year.

BI-OPTIC VENTURES INC. Condensed Financial Statements For the Nine Months Ended November 30, 2015 (Unaudited - Expressed in Canadian dollars)

BI-OPTIC VENTURES INC.

Condensed Balance Sheets

(Expressed in Canadian dollars)

	November 30,	February 28,
	2015 $	2015 $
	(unaudited)
Assets

Current Assets

Cash	9,839	208,475
Amounts receivable	3,056	3,650
Advance per asset purchase agreement (Note 3)	60,000	–
Prepaid expenses and deposits (Note 4)	24,358	68,400

Total Current Assets	97,253	280,525

Property and equipment (Note 5)	–	1,251

Total Assets	97,253	281,776

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	77,184	44,710
Due to related parties (Note 6)	7,950	–

Total Liabilities	85,134	44,710

Going Concern (Note 1) Commitments (Note 9) Subsequent Event (Note 10)
Stockholders’ Equity

Common stock: unlimited common shares authorized without par value: 12,842,009 shares issued and outstanding	5,901,188	5,901,188
Common stock issuable (Note 7)	2,750	–
Deficit	(5,891,819)	(5,664,122)

Total Stockholders’ Equity	12,119	237,066

Total Liabilities and Stockholders’ Equity	97,253	281,776

 (The accompanying notes are an integral part of these condensed financial statements)

BI-OPTIC VENTURES INC.

Condensed Statements of Operations

(Unaudited - Expressed in Canadian dollars)

	Three months ended November 30,	Three months ended November 30,	Nine months ended November 30,	Nine months ended November 30,
	2015	2014	2015	2014
	$	$	$	$

Expenses

Amortization	89	125	266	374
Consulting and management fees (Note 6)	37,583	7,875	99,794	26,125
Marketing	6,460	–	6,460	–
Office, rent and telephone (Note 6)	16,357	9,560	46,641	26,140
Professional fees (Note 6)	14,398	13,128	54,410	43,265
Transfer agent and regulatory fees	9,831	7,117	16,059	15,786
Travel and promotion	3,082	946	3,082	9,172

Total Expenses	87,800	38,751	226,712	120,862

Loss From Operations	(87,800)	(38,751)	(226,712)	(120,862)

Other Expenses

Loss on settlement of related party debt (Note 6)	–	–	–	(197,697)
Write-off of property and equipment (Note 5)	(985)	–	(985)	–

Total Other Expenses	(985)	–	(985)	(197,697)

Net Loss	(88,785)	(38,751)	(227,697)	(318,559)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.01)	(0.02)	(0.10)

Weighted Average Shares Outstanding	12,842,009	2,842,009	12,842,009	3,069,791

 (The accompanying notes are an integral part of these condensed financial statements)

BI-OPTIC VENTURES INC.

Condensed Interim Statements of Cash Flows

(Unaudited - Expressed in Canadian dollars)

	Nine months ended November 30,	Nine months ended November 30,
	2015	2014
	$	$

Operating Activities

Net loss	(227,697)	(318,559)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	266	374
Loss on settlement of related party debt	–	197,697
Stock-based compensation	2,750	–
Write-off of property and equipment	985	–

Changes in operating assets and liabilities:
Amounts receivable	594	(61)
Advance per asset purchase agreement	(60,000)	–
Prepaid expenses and deposits	44,042	(35)
Accounts payable and accrued liabilities	32,474	14,099
Due to related parties	7,950	66,150

Net Cash Used in Operating Activities	(198,636)	(40,335)

Financing Activities

Bank overdraft	–	(71)
Proceeds from loan payable	–	13,930
Proceeds from related parties	–	145,340
Repayment to related parties	–	(115,760)

Net Cash Provided by Financing Activities	–	43,439

Increase (Decrease) in Cash	(198,636)	3,104

Cash, Beginning of Period	208,475	–

Cash, End of Period	9,839	3,104

Non-cash Investing and Financing Activities:
Shares issued to settle related party debt	–	593,093

Supplemental Disclosures:
Interest paid	–	–
Income tax paid	–	–

 (The accompanying notes are an integral part of these condensed financial statements)

BI-OPTIC VENTURES INC.

Notes to the Condensed Financial Statements

For the Nine Months Ended November 30, 2015

(Unaudited - Expressed in Canadian dollars)

1.

Basis of Presentation

The accompanying unaudited condensed financial statements of Bi-Optic Ventures Inc. (the “Company”) should be read in conjunction with the audited financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These unaudited condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2015, the Company has no source of revenue and has accumulated losses of $5,891,819 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

(a)

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30 and February 28, 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(b)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Asset Purchase Agreement

On October 1, 2015, the Company entered into an asset purchase agreement (the "Agreement") with Growthstar Technologies Inc., Ultimate Energy Savings Canada Inc., and Robert Huston (the “Vendor”).  The Vendor operates a business in which they develop and market LED lighting technology, for use by the agricultural industry, retail consumers, wholesale buyers and government agencies.  The Company will acquire the accounts receivable, inventory, equipment, and intellectual property from the Vendor by paying $60,000 and issuing 1,500,000 common shares.  The Company intends to change its name to Arcturus Growthstar Technologies Inc. upon closing of this acquisition.  The Company paid $60,000 to the Vendor during the period ended November 30, 2015 which is repayable upon demand.

BI-OPTIC VENTURES INC.

Notes to the Condensed Financial Statements

For the Nine Months Ended November 30, 2015

(Unaudited - Expressed in Canadian dollars)

4.

Prepaid Expenses and Deposits

	November 30, 2015 $	February 28, 2015 $
	(unaudited)

Consulting fees	–	30,000
Management fees (Note 6(b))	–	10,500
Professional fees (Note 6(b))	1,000	8,400
Rent and administrative services (Note 6(b))	23,358	19,500

	24,358	68,400

5.

Property and Equipment

	Computer equipment $	Furniture and equipment $	Total $

Cost
As at February 28, 2015	9,238	6,932	16,170
Write-off	(9,238)	(6,932)	(16,170)

Balance as at November 30, 2015	–	–	–

Depreciation
As at February 28, 2015	(8,196)	(6,723)	(14,919)
Additions	(235)	(31)	(266)
Write-off	8,431	6,754	15,185

Balance as at November 30, 2015	–	–	–

Net book value
Balance as at February 28, 2015	1,042	209	1,251
Balance as at November 30, 2015	–	–	–

6.

Related Party Transactions and Balances

(a)

Related Party Transactions

During the nine months ended November 30, 2015, the Company incurred rent and administrative services of $8,274 (2014 - $nil) to a company controlled by a director of the Company.

During the nine months ended November 30, 2015, the Company incurred consulting and management fees of $15,000 (2014 - $22,500) to a company controlled by the former President of the Company, $8,000 (2014 - $nil) to the CEO of the Company, and $15,000 (2014 - $nil) to a consultant who is a director and was the former CEO of the Company.

During the nine months ended November 30, 2015, the Company incurred professional fees of $12,000 (2014 - $18,000) to a former director of the Company, and $3,000 (2014 - $nil) to a company controlled by the CFO of the Company.

During the nine months ended November 30, 2015, the Company incurred rent and administrative services of $22,500 (2014 - $22,500) to a company controlled by a director and a former director of the Company.

BI-OPTIC VENTURES INC.

Notes to the Condensed Financial Statements

For the Nine Months Ended November 30, 2015

(Unaudited - Expressed in Canadian dollars)

6.

Related Party Transactions and Balances (continued)

(b)

Related Party Balances

As at November 30, 2015, prepaid expenses included a prepayment of $11,792 (February 28, 2015 - $nil) advanced to a company controlled by a director of the Company.

As at November 30, 2015, the Company owed $3,750 (February 28, 2015 - $nil) to a company controlled by the former President of the Company which is non-interest bearing, unsecured, and due on demand. As at November 30, 2015, prepaid expenses include a prepayment of $nil (February 28, 2015 - $10,500).

As at November 30, 2015, the Company owed $4,200 (February 28, 2015 - $nil) to a company controlled by a former director of the Company which is non-interest bearing, unsecured, and due on demand. As at November 30, 2015, prepaid expenses include a prepayment of $nil (February 28, 2015 – $8,400).

As at November 30, 2015, prepaid expenses included a prepayment of $9,525 (February 28, 2015 - $19,500) advanced to a company controlled by the former President and a former director of the Company.

(c)

Loss on Settlement of Related Party Debt

On April 7, 2014, the Company issued 1,054,700 shares of common stock with a fair value of $79,102 to settle debt of $52,735 owed to a company controlled by the former President of the Company. This resulted in a loss on settlement of debt of $26,367 for the nine months ended November 30, 2014.

On April 7, 2014, the Company issued 3,286,200 shares of common stock with a fair value of $246,465 to settle debt of $164,310 owed to a company controlled by the former President and a director of the Company. This resulted in a loss on settlement of debt of $82,155 for the nine months ended November 30, 2014.

On April 7, 2014, the Company issued 462,000 shares of common stock with a fair value of $34,650 to settle debt of $23,100 owed to a company controlled by a former director of the Company. This resulted in a loss on settlement on debt of $11,550 for the nine months ended November 30, 2014.

On April 7, 2014, the Company issued 2,029,800 shares of common stock with a fair value of $152,236 to settle debt of $101,491 owed to the spouse of the former President of the Company. This resulted in a loss on settlement of debt of $50,745 for the nine months ended November 30, 2014.

On April 7, 2014, the Company issued 1,075,200 shares of common stock with a fair value of $80,640 to settle debt of $53,760 owed to the spouse of a former director of the Company. This resulted in a loss on settlement of debt of $26,880 for the nine months ended November 30, 2014.

7.

Common Stock

As at November 30, 2015, the Company had 50,000 common shares with a fair value of $2,750 issuable to a consultant pursuant to a consulting agreement dated November 1, 2015. The fair value of the shares was determined based on the closing price of the Company’s common stock on the date of the agreement. Refer to Note 9(c).

BI-OPTIC VENTURES INC.

Notes to the Condensed Financial Statements

For the Nine Months Ended November 30, 2015

(Unaudited - Expressed in Canadian dollars)

8.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $

Balance, February 28, 2015 and November 30, 2015	10,000,000	0.15

As at November 30, 2015, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date
10,000,000	0.15	December 12, 2016*

*

On October 30, 2015, the expiry date was extended from December 12, 2015 to December 12, 2016.

9.

Commitments

(a)

The Company leases a premise under an agreement expiring on April 30, 2016. The minimum lease payments over the remaining term of the lease are as follows:

Fiscal Year	$

2016	7,050
2017	4,700

11,750

(b)

On October 1, 2015, the Company entered into an employment agreement with the CEO of the Company with a term to be continued until the agreement is terminated. Pursuant to the agreement, the Company is to pay the CEO of the Company $4,000 per month. In addition to the base salary, the Company shall issue a one-time bonus of 1,000,000 common shares of the Company (the "Initial Bonus"). The Company shall also pay a one-time bonus of $25,000, payable solely by the issuance of 500,000 common shares of the Company (the "Performance Bonus"), immediately following public filing of annual financial statements of the Company which show revenue in excess of $1,000,000 in the completed fiscal year. The issuance of the Initial Bonus and Performance Bonus is subject to the prior approval of the Canadian Securities Exchange, and any applicable regulatory authorities. The agreement was entered into as a condition of the Agreement as described in Note 3. If the Agreement does not close, it is likely that the CEO of the Company will terminate the agreement and resign. Due to the uncertainty of the Agreement closing, a liability was not recorded for the Initial Bonus.

(c)

On November 1, 2015, the Company entered into a consulting agreement with a consultant for a term of one year. In consideration for consulting services rendered, the Company will pay an annual payment of $100,000, payable in 12 monthly installments and issue a total of 140,000 common shares of the Company in three installments. The consultant is also entitled to periodic share bonuses if the Company reaches certain sale targets within the specified time periods.

BI-OPTIC VENTURES INC.

Notes to the Condensed Financial Statements

For the Nine Months Ended November 30, 2015

(Unaudited - Expressed in Canadian dollars)

10.

Subsequent Event

Subsequent to November 30, 2015, the Company announced a private placement and received share subscriptions for $150,000 to purchase units to be issued at $0.05 per unit with each unit consisting of one share and one share purchase warrant. Each share purchase warrant will be exercisable at $0.10 per share for a period of six months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited interim condensed financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in Canadian dollars. All references to “CDN$” refer to Canadian dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “the/our company” mean Bi-Optic Ventures Inc., a British Columbia corporation, unless otherwise indicated.

Corporate Background

Our company was incorporated in British Columbia on May 31, 1984 under the name Golden Rock Resources Ltd.  The name was changed to Bismillah Ventures Inc. on March 22, 1993, to Royal Rock Ventures Inc. on November 10, 1997, and to Bi-Optic Ventures Inc. on April 6, 2001.

Our common shares are listed on the NEX Board of the TSX Venture Exchange in Canada with the symbol “OP.H”.  Our common shares are listed on the OTC Bulletin Board in the United States with the symbol “BOVKF.OB”.  The transfer agent and registrar of our common shares is Computershare Trust Company of Canada, located at 510 Burrard Street, 2nd Floor, Vancouver, British Columbia, V6C 3B9.

Our executive office is located at head office at 5-9079 Shaughnessy Street, Vancouver, British Columbia, V6P 6R9 and our registered and records office at 1750-1185 West Georgia Street, Vancouver, British Columbia, V6E 4E6.  Telephone: 604-689-2646  Facsimile: 604-689-1289

Business Overview

From  incorporation  into  fiscal  1992,  the Company was  involved  in  the exploration  of  mineral properties.  From 1992 to July 1999, the Company was inactive.

On May 1, 2000, we entered into a Management Services Agreement with Myntek Management Services Inc., a private British Columbia company owned and controlled by our former President, Chief Executive Officer & Chairman and current Director, Harry Chew and his spouse.  Under the agreement, Myntek Management Services Inc. is paid a management fee of $2,500 per month, plus G.S.T. plus reasonable expenses related to the performance of its duties.  The agreement was terminated effected August 31, 2015

Also on May 1, 2000, we entered into an Administrative Services Agreement with Pacific Paragon Investment Fund Ltd., a private British Columbia company owned and controlled by Harry Chew and our former director, Sonny Chew.  Pursuant to the agreement Pacific Paragon provides our company with office facilities, and general administrative and bookkeeping services in consideration of $2,000 per month.  The agreement will terminate effective February 28, 2016.

From July 1999 to February 2001, we were active in attempting to acquire Biopath Research Inc. (“Biopath”), a company that was engaged in the business of research regarding and the design and development of innovative medical diagnostic products.  Effective February 2001, we ceased pursuing the acquisition of Biopath.  We wrote off $49,418 of deferred acquisition costs and $298,397 in secured advances to Biopath during fiscal 2001.

During 2002-2004, we engaged in negotiations to acquire a 50-percent undivided interest in two diamond properties located in the Otish Mountain, Quebec area.  We did not ultimately pursue that transaction.

On August 18, 2003 our common shares became listed on the TSX Venture Exchange.

On March 31, 2005, we requested a trading halt on the TSX Venture Exchange pending an announcement.  On July 14, 2005, we announced that negotiations regarding an acquisition during the prior four months were not successfully concluded; and the common stock resumed trading.  Subsequently during 2005-2007, we were engaged in the evaluation of various business ventures and properties for potential acquisition.

On March 22, 2007, we agreed to acquire Pacific Bio-Pharmaceuticals, Inc. through the issuance of a maximum of 20,000,000 common shares and 2,500,000 warrants.  We also announced two planned private placements intended to raise up to $2 million dollar through the issuance of 4,000,000 units.  Also, we announced plans, pending completion of the acquisition, to name new officers and directors and to change our corporate name.  On May 23, 2008, we announced our intention not to proceed with the acquisition, private placement or name change.

Effective November 14, 2007, Dr. Linda J. Allison was appointed President & Chief Executive Officer of our Company.  Harry Chew concurrently resigned as our President and CEO to facilitate the appointment of Dr. Allison.  Mr. Chew was appointed to the position of Co-Chairman and continued as Chief Financial Officer.  In addition, Dr. Terrance G. Owen, was appointed as Co-Chairman of our Company.

Effective February 26, 2008, David J.L. Williams resigned from our Board of Directors.  He was a member of the Audit Committee.  His resignation did not result from any dispute or disagreement with our company regarding our practices, policies, or otherwise.

In April 2008, Linda Allison resigned as our President and CEO.  Her resignation did not result from any dispute or disagreement with our company regarding our practices, policies, or otherwise. Harry Chew was concurrently appointed President and CEO and resigned as Co-Chairman. Mr. Chew retained his position as CFO and remained a director of our board.  Terrance G. Owens was concurrently appointed Chairman of the Board.

On September 20, 2010, we entered into a letter of intent with Eidam Diagnostics Corporation (“Eidam”), and all of the shareholders of Eidam  pursuant to which the Company agreed to acquire 100% of the issued and outstanding shares of Eidam in exchange for up to 67,870,000 of our common shares or such other number as allowed by the TSX Venture Exchange.  We also agreed to reserve up to an additional 24,451,250 of our common shares to be issued on conversion of the preferred shares of Eidam which were to be issued as part of a private placement being completed concurrently to raise gross proceeds of up to $3,000,000.  On September 16, 2011, we announced the termination of the letter of intent as a result of the parties’ inability to secure the necessary financing and sponsorship required to complete the transaction.

On April 9, 2014, we issued 790,790 shares deemed at a price of $0.05 per share to extinguish $395,395 in debt.

Effective October 22, 2014, we consolidated our common shares on a 10 (ten) old for 1 (one) new basis.  Although there was no name change in conjunction with the consolidation; we adopted the new stock symbol OP.H.  The 28,420,135 common shares issued and outstanding prior to the consolidation were consolidated to approximately 2,842,013 common shares.

On December 12, 2014, we closed a non-brokered private placement of 10,000,000 units at a price of $0.05 per unit for gross proceeds of $500,000.  Each unit consists of one common share and one transferable share purchase warrant exercisable for 12 months to purchase an additional common share at a price of $0.15 per share.  The warrants had an accelerated exercise provision as follows: (i) during the period commencing on the date that is four months following the closing date and ending on the expiry date of the warrants, the daily volume weighted average trading price of our common shares on the TSX Venture Exchange (or such other stock exchange where the majority of the trading volume occurs) exceeds $0.30 for each day of a period of 10 consecutive trading days, and (ii) the Company gives the holders of the warrants written notice of such occurrence within 30 days of such occurrence, in which case the warrants will expire at 4:00 pm (Pacific Standard Time) on the 30th day following the giving of such notice.  We did not pay any finder’s fees in connection with this financing.

On March 5, 2015 William A. Gildae was appointed Chief Executive Officer of our company.

Effective May 1, 2015, we entered into a lease agreement dated April 17, 2015 with Rocky Mountain Property Management Company for office space at approximately $2,896 per month ($34,751 annually), which amount includes the basic rent of $2,350 plus operating costs. The lease has an expiry date of April 30, 2016.  Rocky Mountain Property Management Company is a corporation owned and controlled by our director Scott McDermid.

On May 6, 2015 William A. Gildae resigned as our Chief Executive Officer and Sonny Chew, a founding director of our company, resigned as a director of our board of directors.  The resignations did not result from any dispute or disagreement with our company regarding our practices, policies, or otherwise. Concurrent with the resignations, Michael Withrow was appointed Chief Executive Officer and Director and Brayden R. Sutton was appointed as a director of our board.

On September 2, 2015, Brayden R. Sutton resigned as a director of our board of directors.  Concurrently with Mr. Sutton’s resignation Scott McDermid was appointed as a director of our board and as a member of our audit committee.  His resignation did not result from any dispute or disagreement with our company regarding our practices, policies, or otherwise.

On October 1, 2015, we entered into an asset purchase agreement (the "Agreement") with Growthstar Technologies Inc., Ultimate Energy Savings Canada Inc., and Robert Huston (the “Vendor”).  The Vendor operates a business in which they develop and market LED lighting technology, for use by the agricultural industry, retail consumers, wholesale buyers and government agencies.  By the Agreement we are endeavoring to acquire certain accounts receivable, inventory, equipment, and intellectual property from the Vendors by paying $60,000 and issuing 1,500,000 of our common shares.  Subject to completion of the transaction contemplated by the Agreement, we intend to change our name to Arcturus Growthstar Technologies Inc.  As at the date of this report the contemplated transaction has not closed.  However, during the period ended October 31, 2015, we paid a $60,000 to the Vendor as a deposit on the purchase price. The deposit is repayable upon demand prior to closing of the transaction.  Closing of the transaction remains subject to our successful completion of due diligence, which is not guaranteed.

On October 1, 2015, we entered into an employment agreement with our Chief Executive Officer, Robert Huston, with a term to be continued until the agreement is terminated. Pursuant to the agreement, we have agreed to pay $4,000 per month to Mr. Huston. In addition to the base salary, we shall issue a one-time bonus of 1,000,000 of our common shares (the "Initial Bonus"). We shall also pay a one-time bonus of $25,000, payable solely by the issuance of 500,000 of our common shares (the "Performance Bonus"), immediately following public filing of annual financial statements of the Company which show revenue in excess of $1,000,000 in the completed fiscal year.  The issuance of the Initial Bonus and Performance Bonus is subject to the prior approval of the Canadian Securities Exchange, and any applicable regulatory authorities. The agreement was entered into as a condition of the October 1, 2015 Agreement.  Mr. Huston may terminate the agreement after 12 months with 90 days notice.  We may terminate the agreement without notice for cause, or without cause by giving notice of 90 days plus 30 days for each 12 month period completed during the term.

On October 19, 2015, Harry Chew, our founding director, former Co-Chairman, former president and former CFO resigned as an officer of our company.  Mr. Chew will remain a director.  His resignation did not result from any dispute or disagreement with our company regarding our practices, policies, or otherwise.

On October 19, 2015 Michael C. Withrow resigned as our Chief Executive Officer.  His resignation did not result from any dispute or disagreement with our company regarding our practices, policies, or otherwise.  Mr. Withrow will remain a director, Chairman of the Board, and a member of our audit committee.  Concurrently with his resignation Robert Huston was appointed as our Chief Executive Officer, as a director of the board, and as a member of our audit committee.

Also on October 19, 2015 Ann Fehr was appointed Chief Financial Officer of our company and Stephanie Vu was appointed as our corporate secretary.

On November 1, 2015, we entered into a consulting agreement with Moses Yoon for a term of one year. In consideration for consulting services rendered, we will pay an annual payment of $100,000, payable in 12 monthly installments and issue a total of 140,000 of our common shares in three installments. The consultant is also entitled to periodic share bonuses if we achieve certain sale targets within the specified time periods.

Subsequent to November 30, 2015, we announced a private placement and received share subscriptions for $150,000 to purchase units to be issued at $0.05 per unit with each unit consisting of one share and one share purchase warrant. Each share purchase warrant will be exercisable at $0.10 per share for a period of six months.

Our primary source of funds since incorporation has been capital raising through the issuance of common stock and loans. We have had no revenue from operations since our inception and do not anticipate achieving revenues in the foreseeable future.

Results of Operations

Three and Nine Month Periods Ended November 30, 2015 Compared to the Three and Nine Month Periods Ended November 30, 2014.

The following summary of our results of operations should be read in conjunction with our financial statements for the three and nine months ended November 30, 2015 and 2014.

Expenses

Our operating expenses for the three and nine months ended November 30, 2015 and 2014 are summarized as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014

Amortization	$89	$125	$266	$374
Consulting and management fees	37,583	7,875	99,794	26,125
Marketing	6,460	–	6,460	–
Office, rent and telephone	16,357	9,560	46,641	26,140
Professional fees	14,398	13,128	54,410	43,265
Transfer agent and regulatory fees	9,831	7,117	16,059	15,786

Travel and promotion	3,082	946	3,082	9,172

Loss from operations	$(87,800)	$(38,751)	$(226,712)	$(120,862)

We incurred a net loss of $88,785 during the three months ended November 30, 2015 compared to net loss of $38,751 for the three months ended November 30, 2014.

The key components contributing to the increase in net loss of $50,034 during the three months ended November 30, 2015 compared to the three months ended November 30, 2014 was comprised of the following:

•

Consulting and management fees of $37,583 (2014 – $7,875) related to additional human resources and new commitments required as a result of expanded business operations.

•

Marketing expenses of $6,460 (2014 – $nil) as a result of increased efforts to expand business operations.

•

Office, rent and telephone expenses of $16,357 (2014 - $9,560) as a result of the our moving to a new location and entering into a new office lease.

We incurred a net loss of $227,697 during the nine months ended November 30, 2015 as compared to net loss of $318,559 for the nine months ended November 30, 2014.

The key components contributing to the decrease in the net loss of $90,862 during the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014 was comprised of the following:

•

During the nine months ended November 30, 2014, the Company had a loss on the settlement of related party debt of $197,697, where the Company issued common shares to settle the debt owed to related parties. There was no such expense in the current period.

•

Consulting and management fees of $99,794 (2014 – $26,125) related to additional human resources and new commitments required as a result of expanded business operations.

•

Marketing expenses of $6,460 (2014 – $nil) as a result of increased efforts to expand business operations.

•

Professional expenses of $54,410 (2014 - $43,265) as a result of increased professional work related to the asset purchase agreement and listing application.

•

Office, rent and telephone expenses of $46,641 (2014 - $26,140) as a result of the Company moving to a new location and entering into a new office lease.

Liquidity and Capital Resources

Working Capital

	November 30, 2015	February 28, 2015
Current Assets	$97,253	$280,525
Current Liabilities	(85,134)	(44,710)
Working Capital	$12,119	$235,815

As of November 30, 2015, our current assets were $97,253 and our current liabilities were $85,134 which resulted in working capital of $12,119. As of November 30, 2015, current assets were comprised of $9,839 in cash,  $3,056 in amounts receivable, $24,358 in prepaid expenses and deposits, and $60,000 consisting of an advance paid in respect of our asset purchase agreement which is repayable upon demand prior to the closing of that agreement.   This compares to $208,475 in cash, $3,650 in amounts receivable and $68,400 in prepaid expenses and deposits at February 28, 2015. As of November 30, 2015, current liabilities were comprised of $77,184 in accounts payable and accrued liabilities, and $7,950 in loans due to related parties, compared to $44,710 in accounts payable as of February 28, 2015.

As at November 30, 2015, prepaid expenses included prepayments of $11,792 (February 28, 2015 - $nil) in rents and administrative services to Rocky Mountain Property Management Company (a company controlled by our director, Scott McDermid), $9,525 (February 28, 2015 - $19,500) in rents and administrative services to Paragon Pacific Capital Group (a company controlled by our director, Harry Chew, and our former director, Sonny Chew), $nil (February 28, 2015 - $10,500) in management fees to Myntek Management Services Inc., and $nil (February 28, 2015 - $8,400) in professional fees to Wynson Management Services Ltd.

Cash Flows

	Nine Months ended November 30, 2015	Nine Months ended November 30, 2014
Cash Flows used in Operating Activities	$(198,636)	$(40,335)
Cash Flows provided by (used in) Investing Activities	Nil	Nil
Cash Flows provided by Financing Activities	Nil	43,439
Net Increase (decrease) in Cash During Period	$(198,636)	$3,104

Cash Flows used in Operating Activities

Cash used in operating activities for the nine months ended November 30, 2015 was $198,636 compared to $40,335 for the period ended November 30, 2014. The increase is primarily the result of increased use of consultants and higher general business activity as result of efforts to redefine the business plan and plan for business growth.

Cash Flows provided by/used in Investing Activities

For the nine months ended November 30, 2015 and 2014, we had no investing activities.

Cash Flows provided by Financing Activities

We have financed our operations primarily from loans with related parties and the issuance of equity and debt instruments. For the nine months ended November 30, 2015, we had no financing activities. For the nine months ended November 30, 2014, we generated $43,439 from financing activities consisting of proceeds from related parties and loan payable, offset by cash used in repayment to related parties and a bank overdraft.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through, equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

Plan of Operation

We are now investigating other business opportunities to enhance shareholder value. If we are unable to find another business opportunity, our shareholders will lose some or all of their investment and our business will likely fail.

Going Concern

There is significant doubt about our ability to continue as a going concern.

As shown in the accompanying financial statements, the Company has no source of revenue and has accumulated losses of $5,891,819 since inception.  These conditions among others raise substantial doubt as to the Company's ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash Requirements

Over the next 12 months, we intend to complete the transaction contemplated by our October 1, 2015 Asset Purchase Agreement with Growthstar Technologies Inc., Ultimate Energy Savings Canada Inc., and Robert Huston, and to establish a business in the marketing and sale of LED lighting technology, for use by the agricultural industry, retail consumers, wholesale buyers and government agencies.  We anticipate that our expenses over the next 12 months (beginning December 2015) will be approximately $432,000 as described in the table below. This amount includes a $60,000 refundable deposit paid to the vendors pursuant to the October 1, 2015 Agreement. These estimates may change significantly depending on whether we successfully complete the transaction contemplated by the October 1, 2015 Agreement, and our ability to raise capital from our shareholders or other sources.

We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months

Expense	Amount ($)
Cost to complete LED Business purchase (paid to Vendors as refundable deposit subject to closing of the transaction)	60,000
Costs to complete Canadian Stock Exchange listing	10,000
Consulting and Management Fees	120,000
Regulatory Fees	5,000
Marketing Services	83,000
Web based advertising	70,000
Audit, legal & accounting fees	42,000
Rent	42,000
Total	432,000

We anticipate that will require funds of approximately $432,000 over the next twelve months to operate our planned business.  Based on our cash position as at November 30, 2015 ($9,839), and our $60,000 prepaid refundable deposit for the purchase of our planned LED assets, we anticipate that we will be required to raise approximately $363,000 to finance our planned operations.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  However, as at the date of this report, we have not identified any sources of financing or entered into any tentative or definitive agreement to obtain additional financing.  In the event that we do complete the asset acquisition contemplated by our October 1, 2015 Agreement, we estimate that we will be required to raise approximately $120,000 to fulfill our contractual obligations and to satisfy our public reporting obligations over the 12 month period.  However, there is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, in the event that we succeed in bringing our technology to market.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find. We sought equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our offering will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Critical Accounting Policies

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30 and February 28, 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As at November 30, 2015, we had 50,000 common shares with a fair value of $2,750 issuable to a consultant pursuant to a consulting agreement dated November 1, 2015.  The fair value of the shares was determined based on the closing price of the Company’s common stock on the date of the agreement.

Subsequent to November 30, 2015, we announced a private placement andreceived share subscriptions of $150,000 to purchase units to be issued at $0.05 per unit with each unit consisting of one share and one share purchase warrant. Each share purchase warrant will be exercisable at $0.10 per share for a period of six months.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

(3)	Articles of Incorporation; Bylaws

3.1	Certificate of Incorporation (incorporated by reference to exhibit 3.1 of our Form 10SB 12G filed on March 13, 2002)

3.2	Certificates of Name Changes (incorporated by reference to exhibit 3.2 of our Form 10SB 12G filed on March 13, 2002)

3.3	Articles of Incorporation (incorporated by reference to exhibit 3.3 of our Form 10SB 12G filed on March 13, 2002)

3.4	By-Laws (Incorporated by reference to our previous filings)

(10)	Material Contracts

10.1	Management Services Agreement with Myntek Management Services Inc. dated May 1, 2000 (incorporated by reference to Exhibit 10.1 of our Form 10SB 12G filed on March 13, 2002)

10.2	Administrative Services Agreement with Pacific Paragon Investment Fund Ltd. dated May 1, 2000 (incorporated by reference to Exhibit 10.2 of our Form 10SB 12G filed on March 13, 2002)

10.3	Acquisition Agreement with Pacific Bio-Pharmaceuticals Inc. dated March 22, 2007 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed April 10, 2007)

10.4

Pharmaceutical Product License and Distribution Agreement dated October 18, 2006 between Pacific Bio-Pharmaceuticals Inc., PRB Pharmaceuticals Inc., and certain shareholders of PRB Pharmaceuticals Inc. (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed April 10, 2007);

10.5

License Assignment Agreements dated December 18, 19 and 21, 2006,  between Charles Hensley, Sung (Richard) Pyo, and Pacific Bio-Pharmaceuticals Inc. (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed April 10, 2007);

10.6*	Lease Agreement dated April 17, 2015 with Rocky Mountain Property Management Company.

10.7*	Asset Purchase Agreement dated October 1, 2015 with Growthstar Technologies Inc., Ultimate Energy Savings Canada Inc., and Robert Huston.

10.8*	Consulting Agreement dated October 1, 2015 with Robert Huston.

10.9*	Consulting Agreement dated November 1, 2015 with Moses Yoon.

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to Exhibit 14 of our Current Report on Form 8-K filed May 29, 2008)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BI-OPTIC VENTURES INC.

Date: January 19, 2016	/s/Robert Huston
Robert Huston
Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 19, 2016	/s/Ann Fehr
Ann Fehr
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)